Form 10-Q
period 1996-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1996-05-14
CIK 833409

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     Form 10-Q
                         Quarterly Report Under Section 13
                            or 15 (d) of the Securities
                               Exchange Act of 1934
                         ---------------------------------


For the Quarter Ended
    March 31, 1996            Commission File Number 0-17744
- ---------------------         ------------------------------


                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 -----------------------------------------
          (Exact name of Registrant as specified in its charter)


    Delaware                                   36-3581924
- -------------------                     -------------------------
   State or other                       IRS Employer Identification
   jurisdiction of                      Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312  Schaumburg, Illinois 60173
- ---------------------------------  --------------------------
Address of principal                 City, State, Zip Code
executive offices

Registrant's telephone number:           (847) 240-6200
                                   ---------------------------




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  Yes  x   No
                           --      --
                  (2)  Yes  x   No
                           --      --

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                                   FORM 10-Q
                                   ---------
                     FOR THE QUARTER ENDED MARCH 31, 1996
                     ------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.
- -------

  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6.
- ---------

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                                BALANCE SHEETS
                                --------------
                                            March 31, 1996 - Unaudited
                                  ------------------------------------------
                                    Liquidating   Continuing
                                      Limited       Limited
                                     Partners      Partners       Total
                                    -----------   ----------     --------
ASSETS
- ------
Cash and cash equivalents           $2,359,594    $2,189,345     $4,548,939
Installment contract receivable         46,272       100,530        146,802
Net investment in direct
  financing leases                     401,009     4,025,774      4,426,783
Diverted and Other Assets, net         100,249       217,800        318,049
Restricted Cash                         10,812        23,489         34,301
                                    ----------    ----------      ----------
                                    $2,917,936    $6,556,938      $9,474,874
                                    ==========    ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                  $   93,291    $  232,267    $   325,558
Lessee rental deposits                 251,048       599,855        850,903
Due to Management Company                   90           211            301
                                    ----------    ----------     -----------
Total liabilities                      344,429       832,333      1,176,762

Total Partners' equity               2,573,507     5,724,605      8,298,112
                                    ----------    ----------    -----------
                                    $2,917,936    $6,556,938    $9,474,874
                                    ==========    ==========    ===========

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   ----------------------------------------
                                BALANCE SHEETS
                                --------------

                                               December 31, 1995
                                       --------------------------------------
                                    Liquidating   Continuing
                                     Limited       Limited
                                     Partners      Partners       Total
                                    -----------   ----------    ------------
ASSETS
- ------
Cash and cash equivalents           $2,379,752    $1,515,551     $3,895,303
Installment contract receivable         54,427       118,246        172,673
Net investment in direct
  financing leases                     544,282     5,066,223      5,610,505
Diverted and Other Assets, net         100,249       217,800        318,049
Restricted Cash                         10,812        23,489         34,301
                                    ----------    ----------    -----------
                                    $3,089,522    $6,941,309    $10,030,831
                                    ==========    ==========    ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                  $  125,264    $  303,393    $  428,657
Lessee rental deposits                 253,067       602,291       855,358
Due to Management Company                  134           276           410
                                    ----------    ----------    ----------

Total liabilities                      378,465       905,960     1,284,425
                                    ----------    ----------   -----------
Total Partners' equity               2,711,057     6,035,349     8,746,406
                                    ----------    ----------   -----------
                                    $3,089,522    $6,941,309   $10,030,831
                                    ==========    ==========   ===========

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                      STATEMENTS OF REVENUE AND EXPENSES
                      ----------------------------------
                   For the three months ended March 31, 1996
                   -----------------------------------------
                                  (Unaudited)
                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners     Partners      Total
                                     -----------   ----------  ----------
Revenue:
  Lease income                       $  18,332     $ 157,727    $176,059
  Interest income                        9,829        61,611      71,440
                                     ---------     ---------    ---------
                                        28,161       219,338     247,499
                                     =========     =========    =========

Expenses:
  Management fees-New Era               79,828       196,893     276,721
  General Partner's
    expense reimbursement               40,740        88,511     129,251
  Professional fees                     38,846        93,096     131,942
  Other operating expenses               6,297        14,612      20,909
                                     ---------     ---------   ---------
                                       165,711       393,112     558,823
                                     ---------     ---------   ---------
Net loss                             $(137,550)    $(173,774)  $(311,324)
                                     =========     =========   =========
Net loss - General Partner           $  (1,376)    $  (1,738)  $ (3,114)
                                     =========     =========   =========
Net loss - Limited Partners          $(136,174)    $(172,036)  $(308,210)
                                     =========     =========   =========
Net loss per Limited
  Partnership Unit                      $(2.16)      $ (1.26)
                                        ======       =======

Weighted average number
  of Limited Partnership Units
  outstanding                           63,030       136,969
                                        ======       =======

                See accompanying notes to financial statements.

              DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             -----------------------------------------
                STATEMENTS OF REVENUE AND EXPENSES
                ------------------------------------
             For the three months ended March 31, 1995
             ------------------------------------------
                           (Unaudited)

                              Liquidating Continuing
                                Limited     Limited
                               Partners    Partners   Total
                             -----------  ---------  -------
Revenue:
  Lease income               $  54,240    $328,508   $382,748
  Interest income               19,905      54,005     73,910
                             ---------    --------   --------
                                74,145     382,513    456,658
                             =========    ========   ========

Expenses:
  Management fees-New Era       95,712     264,682    360,394
  General Partner's
    expense reimbursement        2,637       5,729      8,366
  Professional fees             42,582      94,168    136,750
  Other operating expenses       4,322      11,956     16,278
                             ---------    --------   --------
                               145,253     376,535    521,788
                             ---------    --------   --------

Net earnings (loss) -        $ (71,108)   $  5,978   $(65,130)
                             ==========   ========   ========

Net earnings (loss) -
  General Partner            $    (711)   $     60   $   (651)
                             =========    ========   ========

Net earnings (loss) -
  Limited Partners           $ (70,397)   $  5,918   $(64,479)
                              =========   ========   ========

Net earnings (loss) per
  Limited Partnership
  Unit                          $(1.12)    $  0.04
                                =======    =======
Weighted average number
  of Limited Partnership
  Units outstanding             63,030     136,969
                                ======     =======

                    See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                     -----------------------------------------
                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     ----------------------------------------
                                    (Unaudited)
                                             Liquidating Continuing
                                General        Limited      Limited      Total
                               Partner's      Partners'   Partners'    Partners'
                                Equity         Equity       Equity      Equity
                              ----------    ------------ ----------- ------------
Balance, December 31, 1995    $(378,417)*   $2,803,733   $6,321,090  $ 8,746,406

  Distributions to partners
    (Note 3)                       -              -        (136,970)    (136,970)
  Net loss                       (3,114)      (136,174)    (172,036)    (311,324)
  Allocation of General
    Partner's Equity            381,531        (94,052)    (287,479)         -
                               --------     ----------  -----------  -----------

Balance, March 31, 1996        $   -        $2,573,507   $5,724,605  $ 8,298,112
                               ========     ==========   ==========  ===========

* Balance as previously reported was $0 due to allocation of $92,676 and $285,741 to Liquidating and Continuing Limited Partners' Equity, respectively.

                  See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                    For the three months ended March 31, 1996
                    -----------------------------------------
                                   (Unaudited)
                                                Liquidating  Continuing
                                                  Limited      Limited
                                                Partners      Partners     Total
                                                ----------- ----------- -----------
Cash flows from operating activities:
  Net loss                                      $(137,550)  $(173,774)  $  (311,324)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                (31,973)    (71,126)     (103,099)
        Lessee rental deposits                     (2,019)     (2,436)       (4,455)
        Due to Management Company                     (44)        (65)         (109)
                                                ---------  ----------   -----------
                                                 (171,586)   (247,401)     (418,987)
                                                ---------  ----------   -----------

Cash flows from investing activities:
  Principal collections on leases                 143,273   1,040,449     1,183,722
  Principal collections on
    installment contract receivable                 8,155      17,716        25,871
                                                ---------  ----------   -----------
                                                  151,428   1,058,165     1,209,593
                                                ---------  ----------   -----------

Cash flows from financing activities:
  Distributions to limited partners (a)              -       (136,970)     (136,970)
                                                ---------  ----------   -----------

                                                     -       (136,970)     (136,970)
                                                ---------  ----------   -----------

Net increase (decrease) in cash
  and cash equivalents                            (20,158)    673,794       653,636

Cash and cash equivalents:
  Beginning of year                             2,379,752   1,515,551     3,895,303
                                                ---------  ----------   -----------

  End of first quarter                         $2,359,594  $2,189,345    $4,548,939
                                               ==========  ==========    ==========

(a)Distributions during the period were $1.00 per unit for Continuing Limited Partners (see Note 3).

                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                    For the three months ended March 31, 1995
                    -----------------------------------------
                                   (Unaudited)
                                              Liquidating Continuing
                                                Limited    Limited
                                               Partners    Partners        Total
                                             ----------  ----------    -------------
Cash flows from operating activities:
  Net earnings (loss)                        $   (71,108)  $    5,978  $    (65,130)
  Adjustments to reconcile net
     earnings (loss) to net cash
     used in operating activities:
        Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                               (34,529)     (78,511)     (113,040)
        Lessee rental deposits                   (10,501)     (22,267)      (32,768)
        Due to Management Company                    342          197           539
                                             -----------   ----------  ------------
                                                (115,796)     (94,603)     (210,399)
                                             -----------   ----------  ------------

Cash flows from investing activities:
  Principal collections on leases                530,643    1,789,130     2,319,773
  Diverted and Other Assets, net                  37,116       80,634       117,750
  Datronic Assets                                 19,786       42,988        62,774
  Principal collections on
    installment contract receivable                9,313       20,236        29,549
                                             -----------   ----------  ------------
                                                 596,858    1,932,988     2,529,846
                                             -----------   ----------  ------------

Cash flows from financing activities:
  Distributions to limited partners (a)         (100,540)  (2,700,376)   (2,800,916)
  Distributions to General Partner                (2,703)     (26,098)      (28,801)
                                             -----------   ----------  ------------
                                                (103,243)  (2,726,474)   (2,829,717)
                                             -----------   ----------  ------------

Net increase (decrease) in cash
  and cash equivalents                           377,819     (888,089)     (510,270)

Cash and cash equivalents:
  Beginning of year                            1,489,393    5,559,822     7,049,215
                                             -----------   ----------  ------------
  End of first quarter                       $ 1,867,212   $4,671,733  $  6,538,945
                                             ===========   ==========  ============

(a)Distributions during the period were $1.60 per unit for Liquidating Limited Partners and $19.72 per unit for Continuing
Limited Partners.

                 See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 March 31, 1996
                                 --------------
                                   (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 - SUBSEQUENT EVENT:
- --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Restricted Cash and Diverted and Other Assets. See Notes 4, 5 and 6 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $28,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position will not be material.


PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash to pay Partnership operating expenses and the January 1, 1996 distribution to the Continuing Limited Partners and to increase or maintain cash on hand at levels to ensure that sufficient cash is available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately
$1,184,000 during the three months ended March 31, 1996 due to principal collections.

Accounts payable and accrued expenses decreased approximately
$103,000 during the three months ended March 31, 1996 primarily due to payment of accrued legal fees and sales and use taxes.

In the aggregate, partners' equity decreased approximately
$448,000 during the three months ended March 31, 1996 due to distributions to Continuing Limited Partners of approximately
$137,000, and a net loss of $311,000.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $418,987 of cash.
This was due principally to decreases in accounts payable and security deposits of $107,554 and a net loss of $311,324. During the period, cash flows from investing activities aggregated $1,209,593 relating to principal collections on leases of $1,183,722, and collections on an installment contract of $25,871. Cash flows used for financing activities consisted of distributions to Continuing Limited Partners of $136,970.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases and cash on hand. Additional sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and Other Assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $318,049 of which, approximately $28,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 4 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Note 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $207,000 for the three month period ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to declining lease portfolios.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $277,000 for the three months ended March 31, 1996 as compared to $360,000 for the same period in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $129,000 (all of which represents the General Partner's expense reimbursement) as compared to $37,000 ($8,000 representing the General Partner's expense reimbursement and $29,000 representing LRC's 1% of cash flow available for distribution) for the three months ended March 31, 1995.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Restricted Cash and Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.

ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


ITEM 5.
- -------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: DONALD D. TORISKY
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




        By: DOUGLAS E. VAN SCOY
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Equipment Income Fund XVII, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------
  27                               Financial Data Schedule, which
                                   is submitted electronically to
                                   the Securities and Exchange
                                   Commission for Information only
                                   and not filed.