Form 10-Q
period 1996-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1996-08-12
CIK 833409

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-Q
                    Quarterly Report Under Section 13
                      or 15 (d) of the Securities
                          Exchange Act of 1934
                    ----------------------------------


For the Quarter Ended
    June 30, 1996                  Commission File Number 0-17744
- ---------------------              -------------------------------


                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------
          (Exact name of Registrant as specified in its charter)


     Delaware                                 36-3581924
- ---------------------                ---------------------------
  State or other                     IRS Employer Identification
  jurisdiction of                    Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312    Schaumburg, Illinois  60173
- ---------------------------------    ---------------------------
  Address of principal                 City, State, Zip Code
  executive offices

Registrant's telephone number:              (847)240-6200
                                     ----------------------------






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)  Yes  x   No
                                ---     ---

                       (2)  Yes  x   No
                                ---     ---

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------
                                  FORM 10-Q
                                  ---------
                     FOR THE QUARTER ENDED June 30, 1996
                     -----------------------------------

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.
- -------
  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- ------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------

                               BALANCE SHEETS
                               --------------

                          June 30, 1996 - Unaudited
                          -------------------------


                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ------------  ----------     ------

ASSETS
- ------

Cash and cash equivalents     $2,431,409    $2,968,250   $5,399,659
Installment contract
  receivable                      37,913        82,369      120,282
Net investment in direct
  financing leases               115,218     2,899,315    3,014,533
Diverted and other assets,
  net                            100,249       217,800      318,049
                              ----------    ----------   ----------
                              $2,684,789    $6,167,734   $8,852,523
                              ==========    ==========   ==========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $   50,410    $  136,782   $ 187,192
Lessee rental deposits           156,896       388,916     545,812
Due to management company            152           330         482
                              ----------    ----------   ---------

Total liabilities                207,458       526,028     733,486

Total partners' equity         2,477,331     5,641,706   8,119,037
                             -----------    ----------  ----------
                              $2,684,789    $6,167,734  $8,852,523
                              ==========    ==========  ==========






[FN]
               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------

                               BALANCE SHEETS
                               --------------

                             December 31, 1995
                             -----------------

                               Liquidating   Continuing
                               Limited       Limited
                               Partners      Partners    Total
                              ------------  ----------  -----------

ASSETS
- ------

Cash and cash equivalents     $2,379,752    $1,515,551  $ 3,895,303
Installment contract
  receivable                      54,427       118,246      172,673
Net investment in direct
  financing leases               544,282     5,066,223    5,610,505
Diverted and other assets,
  net                            100,249       217,800      318,049
Restricted cash                   10,812        23,489       34,301
                             -----------   -----------  -----------
                             $3,089,522    $ 6,941,309  $10,030,831
                             ===========   ===========  ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $  125,264    $  303,393  $   428,657
Lessee rental deposits           253,067       602,291      855,358
Due to management company            134           276          410
                             -----------    ----------  -----------

Total liabilities                378,465       905,960    1,284,425

Total partners' equity         2,711,057     6,035,349    8,746,406
                             -----------    ----------  -----------
                              $3,089,522    $6,941,309  $10,030,831
                             ===========    ==========  ===========





[FN]
               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------

                     STATEMENTS OF REVENUE AND EXPENSES
                     ----------------------------------

                  For the three months ended June 30, 1996
                  ----------------------------------------
                                 (Unaudited)

                               Liquidating   Continuing
                               Limited       Limited
                               Partners      Partners    Total
                              ------------  ----------  -----------

Revenue:
  Lease income                $  15,592     $ 132,540   $ 148,132
  Interest income                10,538        72,529      83,067
                              ---------     ---------   ---------
                                 26,130       205,069     231,199
                              ---------     ---------   ---------

Expenses:
  Management fees-New Era        76,885       185,285     262,170
  General Partner's
    expense reimbursement        15,771        34,265      50,036
  Professional fees              44,814       101,180     145,994
  Other operating expenses          349           942       1,291
                              ---------     ---------   ---------
                                137,819       321,672     459,491
                              ---------     ---------   ---------

Net loss                      $(111,689)    $(116,603)  $(228,292)
                              =========     =========   =========

Net loss - General Partner    $  (1,117)    $  (1,166)  $  (2,283)
                              =========     =========   =========

Net loss - Limited Partners   $(110,572)    $(115,437)  $(226,009)
                              =========     =========   =========

Net loss per Limited
  Partnership Unit               $(1.75)      $  (.84)
                                 ======       =======

Weighted average number
  of Limited Partnership
  Units outstanding              63,030        136,969
                                 ======       ========
[FN]
                See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 -----------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended June 30, 1995
                 ----------------------------------------
                                (Unaudited)


                               Liquidating   Continuing
                               Limited       Limited
                               Partners      Partners    Total
                              ------------  ----------  -----------

Revenue:
  Lease income                $  36,861     $ 266,395   $ 303,256
  Interest income                30,033        67,028      97,061
                              ---------     ---------   ---------
                                 66,894       333,423     400,317
                              ---------     ---------   ---------

Expenses:
  Management fees-New Era        76,144       193,015     269,159
  General Partner's
    expense reimbursement        42,344        91,995     134,339
  Professional fees              68,120       152,495     220,615
  Other operating expenses        6,702        19,807      26,509
  Credit for lease losses      (100,000)     (200,000)   (300,000)
                              ---------     ---------   ---------
                                 93,310       257,312     350,622
                              ---------     ---------   ---------

Net earnings (loss)           $ (26,416)    $  76,111   $  49,695
                              =========     =========   =========

Net earnings (loss) -
  General Partner             $    (264)    $     761   $     497
                              =========     =========   =========

Net earnings (loss) -
  Limited Partners            $ (26,152)    $  75,350   $  49,198
                              =========     =========   =========

Net earnings (loss) per
  Limited Partnership Unit       $(0.41)     $  0.55
                                 ======      =======

Weighted average number
  of Limited Partnership
  Units outstanding              63,030      136,969
                                 ======      =======
 [FN]
              See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 -----------------------------------------

                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------

                  For the six months ended June 30, 1996
                  --------------------------------------
                                (Unaudited)

                               Liquidating   Continuing
                               Limited       Limited
                               Partners      Partners    Total
                              ------------  ----------  -----------

Revenue:
  Lease income                $  33,924     $ 290,267     $324,191
  Interest income                20,367       134,140      154,507
                              ---------     ---------     --------
                                 54,291       424,407      478,698
                              ---------     ---------     -------

Expenses:
  Management fees-New Era       156,713       382,178      538,891
  General Partner's
    expense reimbursement        56,511       122,776      179,287
  Professional fees              68,147       160,572      228,719
  Other operating expenses        6,646        15,554       22,200
                              ---------     ---------     --------
                                288,017       681,080      969,097
                              ---------     ---------     --------

Net loss                      $(233,726)    $(256,673)   $(490,399)
                              =========     =========    =========

Net loss - General Partner    $  (2,337)    $  (2,567)   $  (4,904)
                              =========     =========    =========

Net loss - Limited Partners   $(231,389)    $(254,106)   $(485,495)
                              =========     =========    =========

Net loss per Limited
  Partnership Unit               $(3.67)      $ (1.86)
                                 ======       =======

Weighted average number
  of Limited Partnership
  Units outstanding              63,030       136,969
                                 ======       =======

<cn>

                See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 -----------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                  For the six months ended June 30, 1995
                  --------------------------------------
                                (Unaudited)

                               Liquidating   Continuing
                               Limited       Limited
                               Partners      Partners    Total
                              ------------  ----------  -----------
Revenue:
  Lease income                $  91,101    $ 594,903    $ 686,004
  Interest income                49,938      121,033      170,971
                              ---------    ---------    ---------
                                141,039      715,936      856,975
                              ---------    ---------    ---------

Expenses:
  Management fees-New Era       171,856      457,697      629,553
  General Partner's
    expense reimbursement        44,981       97,724      142,705
  Professional fees             110,702      246,663      357,365
  Other operating expenses       11,024       31,763       42,787
  Credit for lease losses      (100,000)    (200,000)    (300,000)
                              ---------    ---------    ---------
                                238,563      633,847      872,410
                              ---------    ---------    ---------

Net earnings (loss)           $ (97,524)   $  82,089    $ (15,435)
                              =========    =========    =========

Net earnings (loss) -
  General Partner             $    (975)   $     821    $   (154)
                              =========    =========    =========

Net earnings (loss) -
  Limited Partners            $ (96,549)   $  81,268    $ (15,281)
                              =========    =========    =========

Net earnings (loss) per
  Limited Partnership Unit       $(1.53)     $  0.59
                                 ======      =======

Weighted average number
  of Limited Partnership
  Units outstanding              63,030      136,969
                                 ======      =======
[FN]
              See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   -----------------------------------------
                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   -----------------------------------------
                                                  (Unaudited)
                                                            Liquidating         Continuing
                                             General        Limited             Limited        Total
                                             Partner's      Partners'           Partners'      Partners'
                                             Equity         Equity              Equity         Equity
                                             ---------      -----------         -----------    -----------
Balance, December 31, 1995                   $(378,417)*    $2,803,733          $6,321,090     $8,746,406

  Distributions to partners
    (Note 3)                                      -              -                (136,970)      (136,970)
  Net loss                                      (4,904)       (231,389)           (254,106)      (490,399)
  Allocation of General
    Partner's equity                           383,321         (95,013)           (288,308)          -
                                             ---------      ----------          ----------     -----------
Balance, June 30, 1996                       $    -         $2,477,331          $5,641,706     $ 8,119,037
                                             =========      ==========          ==========     ===========


*    Balance as previously reported was $0 due to allocation of $92,676 and $285,741 to
     Liquidating and Continuing Limited Partners' Equity, respectively.


                See accompanying notes to financial statements.


                                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   -----------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1996
                                   --------------------------------------
                                  (Unaudited)


                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners       Total
                                             ------------   ------------   -----------
Cash flows from operating activities:
  Net loss                                   $   (233,726)  $   (256,673)  $ (490,399)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                (74,854)      (166,611)    (241,465)
        Lessee rental deposits                    (96,171)      (213,375)    (309,546)
        Due to management company                      18             54           72
                                             ------------   ------------   ----------
                                                 (404,733)      (636,605)  (1,041,338)
                                             ------------   ------------   ----------

Cash flows from investing activities:
  Principal collections on leases                  429,064     2,166,908    2,595,972
  Principal collections on
    installment contract receivable                 16,514        35,877       52,391
  Release of restricted cash                        10,812        23,489       34,301
                                             -------------  ------------   ----------
                                                   456,390     2,226,274    2,682,664
                                             -------------  ------------   ----------


Cash flows from financing activities:
  Distributions to Limited Partners (a)                -        (136,970)    (136,970)
                                             -------------  ------------   ----------
                                                       -        (136,970)    (136,970)
                                             -------------  ------------   ----------

Net increase in cash
  and cash equivalents                              51,657     1,452,699     1,504,356

Cash and cash equivalents:
  Beginning of year                              2,379,752     1,515,551     3,895,303
                                             -------------  ------------   -----------


  End of second quarter                         $2,431,409    $2,968,250    $5,399,659
                                             =============    ==========    ==========

(a) Distributions during the period were $1.00 per unit for Continuing Limited Partners (see
    Note 3).

See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   -----------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1995
                                   --------------------------------------
                                   (Unaudited)


                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners       Total
                                             ------------   ------------   -----------
Cash flows from operating activities:
  Net earnings (loss)                        $     (97,524) $   82,089     $  (15,435)
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
      Credit for lease losses                     (100,000)   (200,000)      (300,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                 (38,156)    (82,177)      (120,333)
        Lessee rental deposits                      (8,298)    (15,204)       (23,502)
        Due to management company                      (29)       (608)          (637)
                                             -------------  ------------   ----------
                                                  (244,007)   (215,900)      (459,907)
                                             -------------  ------------   ----------

Cash flows from investing activities:
  Principal collections on leases                  957,242   3,339,504      4,296,746
  Distribution of diverted and
    other assets                                    37,116      80,634        117,750
  Distribution of Datronic assets                   19,786      42,988         62,774
  Principal collections on
    installment contract receivable                 14,948      32,477         47,425
                                             -------------  ------------   ----------

                                                 1,029,092   3,495,603      4,524,695
                                             -------------  ------------   ----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)           (150,200) (5,350,465)    (5,500,665)
  Distributions to General Partner                  (7,217)    (43,193)       (50,410)
                                             -------------  ------------   ----------
                                                  (157,417) (5,393,658)    (5,551,075)
                                             -------------  ------------   ----------

Net increase (decrease) in cash
  and cash equivalents                             627,668  (2,113,955)    (1,486,287)

Cash and cash equivalents:
  Beginning of year                              1,489,393   5,559,822      7,049,215
                                             -------------  ------------   ----------

  End of second quarter                         $2,117,061  $3,445,867     $5,562,928
                                             =============  ==========     ==========


(a)Distributions during the period were $2.38 per unit for Liquidating Limited Partners and $39.06 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

PAGE

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                                June 30, 1996
                                -------------
                                 (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high-and low- technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

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

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets were converted to cash to pay Partnership operating expenses and the January 1, 1996 distribution to the Continuing Limited Partners and to increase cash balances to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Installment contract receivable decreased approximately $52,000 during the six months ended June 30, 1996 primarily due to scheduled principal collections.

Net investment in direct financing leases decreased approximately
$2,596,000 during the six months ended June 30, 1996 primarily due to principal collections.

Restricted cash of approximately $34,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1 - Legal Proceedings). This cash was repaid to the Partnership with interest in June 1996.

Accounts payable and accrued expenses decreased approximately
$241,000 during the six months ended June 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $310,000 during the six months ended June 30, 1996 primarily resulting from the application of certain rental deposits to the respective deficient leases.

In the aggregate, partners' equity decreased approximately $627,000 during the six months ended June 30, 1996 due to distributions to Continuing Limited Partners of approximately $137,000, and a net loss of approximately $490,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in an approximate use of $1,041,000 of cash. This was due principally to decreases in accounts payable and lessee rental deposits of approximately $551,000 and a net loss of approximately $490,000. During the period, cash flows from investing activities aggregated approximately $2,683,000 relating to principal collections on leases of approximately $2,596,000, availability of restricted cash of approximately $34,000, and collections on an installment contract of approximately $52,000. Cash flows used for financing activities consisted of a distribution to Continuing Limited Partners of approximately $137,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases and cash on hand. Additional sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and possibly portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Note 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $155,000 and $362,000 for the three month and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining lease portfolios.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $262,000 and $539,000 for the three and six months ended June 30, 1996 as compared to $269,000 and $630,000 for the same periods in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and six month periods ended June 30, 1996 were approximately $50,000 and $179,000 (all of which represents the General Partner's expense reimbursement) as compared to $156,000 and $193,000 ($134,000 and $143,000, respectively, representing the General Partner's expense reimbursement and $21,000 and $50,000, respectively, representing LRC's 1% cash available for distribution) for the corresponding periods ended June 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional fees decreased approximately $124,000 and $129,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 due to decreases in audit fees, consulting fees and legal fees for collections and Partnership claims against former accountants and others.

The 1995 credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolio and actual collections for certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.


ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


ITEM 5.
- -------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------


None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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



EXHIBIT NO.                        DESCRIPTION

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                   Commission for Information only
                                   and not filed.