Form 10-Q
period 1996-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1996-11-13
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934

                       ----------------------------------



For the Quarter Ended
 September 30, 1996                           Commission File Number 0-17744
---------------------                         -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                              36-3581924
-------------------                               --------------------------
  State or other                                  IRS Employer Identification
  jurisdiction of                                 Number
  incorporation or
  organization


1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
----------------------------------                  --------------------------
  Address of principal                                 City, State, Zip Code
  executive offices

Registrant's telephone number:                            (847) 240-6200
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

                             (1)  Yes  x   No
                                      ----    ----

                             (2)  Yes  x   No
                                      ----    ----

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1996

      For the three months ended September 30, 1995

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1996
      For the nine months ended September 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6.

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners         Total
                                                      --------            --------         -----
ASSETS
------
Cash and cash equivalents                            $ 2,417,999         $ 3,520,484     $ 5,938,483
Installment contract receivable                           29,342              63,749          93,091
Net investment in direct
  financing leases                                        19,407           2,195,618       2,215,025
Diverted and other assets, net                           100,249             217,800         318,049
                                                     -----------         -----------     -----------

                                                     $ 2,566,997         $ 5,997,651     $ 8,564,648
                                                     ===========         ===========     ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                   $    50,121         $   137,276     $   187,397
Lessee rental deposits                                   150,507             351,202         501,709
Due to management company                                    507               1,102           1,609
                                                     -----------         -----------     -----------

Total liabilities                                        201,135             489,580         690,715

Total partners' equity                                 2,365,862           5,508,071       7,873,933
                                                     -----------         ------------    -----------

                                                     $ 2,566,997         $  5,997,651    $ 8,564,648
                                                     ===========         ============    ===========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                 BALANCE SHEETS

                              December 31, 1995


                                                    Liquidating        Continuing
                                                      Limited            Limited
                                                      Partners          Partners           Total
                                                      --------          --------           -----
ASSETS
------

Cash and cash equivalents                           $ 2,379,752        $ 1,515,551     $  3,895,303
Installment contract receivable                          54,427            118,246          172,673
Net investment in direct
  financing leases                                      544,282          5,066,223        5,610,505
Diverted and other assets, net                          100,249            217,800          318,049
Restricted cash                                          10,812             23,489           34,301
                                                    -----------        -----------     ------------

                                                    $ 3,089,522        $ 6,941,309     $ 10,030,831
                                                    ===========        ===========     ============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                  $   125,264        $   303,393     $    428,657
Lessee rental deposits                                  253,067            602,291          855,358
Due to management company                                   134                276              410
                                                    -----------        -----------     ------------

Total liabilities                                       378,465            905,960        1,284,425

Total partners' equity                                2,711,057          6,035,349        8,746,406
                                                    -----------        -----------     ------------

                                                    $ 3,089,522        $ 6,941,309     $ 10,030,831
                                                    ===========        ===========     ============





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996
                                  (Unaudited)

                                                      Liquidating          Continuing
                                                        Limited              Limited
                                                       Partners             Partners              Total
                                                       --------             --------              -----
Revenue:
  Lease income                                       $   10,886           $   99,858           $  110,744
  Interest income                                        11,274               79,114               90,388
                                                     ----------           ----------           ----------

                                                         22,160              178,972              201,132
                                                     ----------           ----------           ----------

Expenses:
  Management fees-New Era                                79,277              188,849              268,126
  General Partner's
    expense reimbursement                                12,849               27,914               40,763
  Professional fees                                      34,092               79,728              113,820
  Other operating expenses                                7,411               16,116               23,527
                                                     ----------           ----------           ----------

                                                        133,629              312,607              446,236
                                                     ----------           ----------           ----------

Net loss                                             $ (111,469)          $ (133,635)          $ (245,104)
                                                     ==========           ==========           ==========

Net loss - General Partner                           $   (1,115)          $   (1,336)          $   (2,451)
                                                     ==========           ==========           ==========

Net loss - Limited Partners                          $ (110,354)          $ (132,299)          $ (242,653)
                                                     ==========           ==========           ==========

Net loss per Limited
  Partnership Unit                                   $    (1.75)          $     (.97)
                                                     ==========           ==========


Weighted average number
  of Limited Partnership Units
  outstanding                                            63,030              136,969
                                                     ==========           ==========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                         $  20,398          $ 218,028         $ 238,426
  Settlement proceeds (Note 4)                           134,270            291,715           425,985
  Interest income                                         19,492             64,152            83,644
                                                       ---------          ---------         ---------

                                                         174,160            573,895            748,055
                                                       ---------          ---------         ----------


Expenses:
  Management fees-New Era                                 80,809            202,226            283,035
  General Partner's
    expense reimbursement                                  5,745             12,482             18,227
  Professional fees (Note 4)                              75,610            176,421            252,031
  Other operating expenses                                12,042             26,330             38,372
  Credit for lease losses                               (110,320)           (39,680)          (150,000)
                                                       ---------          ---------          ---------

                                                          63,886            377,779            441,665
                                                       ---------          ---------          ---------

Net earnings                                           $ 110,274          $ 196,116          $ 306,390
                                                       =========          =========          =========

Net earnings -
  General Partner                                      $   1,103          $   1,961          $   3,064
                                                       =========          =========          =========

Net earnings -
  Limited Partners                                     $ 109,171          $ 194,155          $ 303,326
                                                       =========          =========          =========

Net earnings per Limited
  Partnership Unit                                     $    1.73          $    1.42
                                                       =========          =========

Weighted average number
  of Limited Partnership Units
  outstanding                                             63,030            136,969
                                                       =========          =========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1996
                                  (Unaudited)

                                                     Liquidating           Continuing
                                                       Limited              Limited
                                                       Partners             Partners            Total
                                                       --------             --------            -----
Revenue:
  Lease income                                        $   44,810           $  390,125        $   434,935
  Interest income                                         31,641              213,254            244,895
                                                      ----------           ----------        -----------

                                                          76,451              603,379            679,830
                                                      ----------           ----------        -----------

Expenses:
  Management fees-New Era                                235,990              571,027            807,017
  General Partner's
    expense reimbursement                                 69,360              150,690            220,050
  Professional fees                                      102,239              240,300            342,539
  Other operating expenses                                14,057               31,670             45,727
                                                      ----------           ----------         ----------

                                                         421,646              993,687          1,415,333
                                                      ----------           ----------         ----------

Net loss                                              $ (345,195)          $ (390,308)        $ (735,503)
                                                      ==========           ==========         ==========

Net loss - General Partner                            $   (3,452)          $   (3,903)        $   (7,355)
                                                      ==========           ==========         ==========

Net loss - Limited Partners                           $ (341,743)          $ (386,405)        $ (728,148)
                                                      ==========           ==========         ==========

Net loss per Limited
  Partnership Unit                                    $    (5.42)          $    (2.82)
                                                      ==========           ==========


Weighted average number
  of Limited Partnership Units
  outstanding                                             63,030              136,969
                                                      ==========           ==========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1995
                                  (Unaudited)


                                                      Liquidating         Continuing
                                                        Limited            Limited
                                                        Partners           Partners            Total
                                                        --------           --------            -----
Revenue:
  Lease income                                         $  111,499         $  812,931        $   924,430
  Settlement proceeds (Note 4)                            134,270            291,715            425,985
  Interest income                                          69,430            185,185            254,615
                                                       ----------         ----------        -----------

                                                          315,199          1,289,831          1,605,030
                                                       ----------         ----------        -----------


Expenses:
  Management fees-New Era                                 252,665            659,923            912,588
  General Partner's
    expense reimbursement                                  50,726            110,206            160,932
  Professional fees (Note 4)                              186,312            423,084            609,396
  Other operating expenses                                 23,066             58,093             81,159
  Credit for lease losses                                (210,320)          (239,680)          (450,000)
                                                       ----------         ----------         ----------

                                                          302,449          1,011,626          1,314,075
                                                       ----------         ----------         ----------

Net earnings                                           $   12,750         $  278,205         $  290,955
                                                       ==========         ==========         ==========

Net earnings -
  General Partner                                      $      128         $    2,782         $    2,910
                                                       ==========         ==========         ==========

Net earnings -
  Limited Partners                                     $   12,622          $ 275,423         $  288,045
                                                       ==========          =========         ==========

Net earnings per Limited
  Partnership Unit                                     $     0.20          $    2.01
                                                       ==========          =========

Weighted average number
  of Limited Partnership Units
  outstanding                                              63,030            136,969
                                                       ==========          =========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                              Liquidating       Continuing
                                              General           Limited          Limited             Total
                                             Partner's          Partners'        Partners'         Partners'
                                              Equity            Equity            Equity            Equity
                                              ------            ------            ------            ------
Balance, December 31, 1995                $  (378,417)*      $ 2,803,733       $ 6,321,090      $ 8,746,406

  Distributions to partners
    (Note 3)                                        -                  -          (136,970)        (136,970)
  Net loss                                     (7,355)          (341,743)         (386,405)        (735,503)
  Allocation of General
    Partner's equity                          385,772            (96,128)         (289,644)               -
                                          -----------        -----------       -----------      -----------


Balance, September 30, 1996               $         -        $ 2,365,862       $ 5,508,071      $ 7,873,933
                                          ===========        ===========       ===========      ===========



* Balance as previously reported was $0 due to allocation of $92,676 and $285,741 to Liquidating and Continuing Limited Partners' Equity, respectively.










               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                       Partners             Partners             Total
                                                       --------             --------             -----
Cash flows from operating activities:
  Net loss                                          $   (345,195)        $  (390,308)         $  (735,503)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                       (75,143)           (166,117)            (241,260)
        Lessee rental deposits                          (102,560)           (251,089)            (353,649)
        Due to management company                            373                 826                1,199
                                                    ------------         -----------          -----------

                                                        (522,525)           (806,688)          (1,329,213)
                                                    ------------         -----------          -----------

Cash flows from investing activities:
  Principal collections on leases                        524,875           2,870,605            3,395,480
  Principal collections on
    installment contract receivable                       25,085              54,497               79,582
  Release of restricted cash                              10,812              23,489               34,301
                                                   -------------         -----------          -----------

                                                         560,772           2,948,591            3,509,363
                                                   -------------         -----------          -----------


Cash flows from financing activities:
  Distributions to Limited Partners (a)                        -            (136,970)            (136,970)
                                                   -------------         -----------          -----------

                                                               -            (136,970)            (136,970)
                                                   -------------         -----------          -----------

Net increase in cash
  and cash equivalents                                    38,247            2,004,933           2,043,180

Cash and cash equivalents:
  Beginning of year                                    2,379,752            1,515,551           3,895,303
                                                   -------------         ------------         -----------


  End of third quarter                             $   2,417,999         $  3,520,484         $ 5,938,483
                                                   =============         ============         ===========

(a) Distributions during the period were $1.00 per unit for Continuing Limited Partners (see Note 3).

               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1995
                                  (Unaudited)

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Cash flows from operating activities:
  Net earnings                                       $    12,750       $   278,205        $   290,955
  Adjustments to reconcile net
    earnings to net cash used in
    operating activities:
      Credit for lease losses                           (210,320)         (239,680)          (450,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                       (40,820)          (83,761)          (124,581)
        Lessee rental deposits                           (20,348)          (44,208)           (64,556)
        Due to Management Company                            (29)             (631)              (660)
                                                     -----------       -----------        -----------

                                                        (258,767)          (90,075)          (348,842)
                                                     -----------       -----------        -----------

Cash flows from investing activities:
  Principal collections on leases                      1,258,009         4,557,175          5,815,184
  Distribution of diverted and other assets               37,116            80,634            117,750
  Distribution of Datronic assets                         19,786            42,988             62,774
  Principal collections on
    installment contract receivable                       22,706            49,332             72,038
                                                     -----------       -----------        -----------

                                                       1,337,617         4,730,129          6,067,746
                                                     -----------       -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                 (150,200)       (7,685,803)        (7,836,003)
  Distributions to General Partner                       (10,317)          (57,639)           (67,956)
                                                     -----------       ------------       -----------

                                                        (160,517)       (7,743,442)        (7,903,959)
                                                     -----------       -----------        -----------

Net increase (decrease) in cash
  and cash equivalents                                   918,333        (3,103,388)        (2,185,055)

Cash and cash equivalents:
  Beginning of year                                    1,489,393         5,559,822          7,049,215
                                                     -----------       -----------        -----------

  End of third quarter                               $ 2,407,726       $ 2,456,434        $ 4,864,160
                                                     ===========       ===========        ===========

(a) Distributions during the period were $2.38 per unit for Liquidating Limited Partners and $56.11 per unit for Continuing Limited Partners.


               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 4 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnerships and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($425,985 for the Partnership) or $2.13 per unit (see Note 6 to the Partnership's financial statements included in the 1995 Form 10-K). A total of $683,147 of expenses ($163,950 for the Partnership) consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of

$1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($57,453 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses have been allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets were converted to cash to pay Partnership operating expenses and the January 1, 1996 distribution to the Continuing Limited Partners and to increase cash balances to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Installment contract receivable decreased approximately $80,000 during the nine months ended September 30, 1996 primarily due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $3,395,000 during the nine months ended September 30, 1996 primarily due to principal collections.

Restricted cash of approximately $34,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1
- Legal Proceedings) and repayment to the Partnership with interest in June
1996.

Accounts payable and accrued expenses decreased approximately $241,000 during the nine months ended September 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $354,000 during the nine months ended September 30, 1996 primarily resulting from the application of certain rental deposits to the respective deficient leases.

In the aggregate, partners' equity decreased approximately $873,000 during the nine months ended September 30, 1996 due to distributions to Continuing Limited Partners of approximately $137,000 and a net loss of approximately $736,000.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in an approximate use of $1,329,000 of cash. This was due principally to decreases in accounts payable and lessee rental deposits of approximately $595,000 and a net loss of approximately $736,000. During the period, cash flows from investing activities aggregated approximately $3,509,000 relating to principal collections on leases of approximately $3,395,000, availability of restricted cash of approximately $34,000, and collections on an installment contract of approximately $80,000. Cash flows used for financing activities consisted of a distribution to Continuing Limited Partners of approximately $137,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $128,000 and $489,000 for the three month and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining lease portfolios.

Settlement proceeds of approximately $426,000 recorded in the three and nine month periods ended September 30, 1995 resulted from a settlement with the Partnership's former attorneys. See Note 4 to the financial statements included in Item 1.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $268,000 and $807,000 for the three and nine months ended September 30, 1996 as compared to $283,000 and $913,000 for the same periods in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and nine month periods ended September 30, 1996 were approximately $41,000 and $220,000 (all of which represents the General Partner's expense reimbursement) as compared to $36,000 and $229,000 ($18,000 and $161,000, respectively, representing the General Partner's expense reimbursement and $18,000 and $68,000, respectively, representing LRC's 1% cash available for distribution) for the corresponding periods ended September 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional fees decreased approximately $138,000 and $267,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see Note 4 to the financial statements included in Item 1) and collections.

Other operating expenses decreased approximately $15,000 and $35,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 due primarily to decreases in equipment sale losses.

The 1995 credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolio and actual collections for certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

None.


ITEM 3.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   Registrant





                   By: DONALD D. TORISKY
                       -----------------------------------------
                       Donald D. Torisky
                       Chairman and Chief Executive Officer
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVII, L.P.




                   By: DOUGLAS E. VAN SCOY
                       -----------------------------------
                       Douglas E. Van Scoy
                       Chief Financial Officer and Director
                       New Era Funding Corp.
                       Managing Agent of
                       Datronic Equipment Income Fund XVII, L.P.

                                 EXHIBIT INDEX




EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   Registrant





               By:
                   ------------------------------------------
                   Donald D. Torisky
                   Chairman and Chief Executive Officer
                   Lease Resolution Corporation
                   General Partner of
                   Datronic Equipment Income Fund XVII, L.P.




               By:
                   ------------------------------------------
                   Douglas E. Van Scoy
                   Chief Financial Officer and Director
                   New Era Funding Corp.
                   Managing Agent of
                   Datronic Equipment Income Fund XVII, L.P.