Form 10-K405
period 1996-12-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1997-03-26
CIK 833409

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-17744

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             (Exact name of Registrant as specified in its charter)

      Delaware                                           36-3581924
---------------------                           ---------------------------
   State or other                                     (I.R.S. Employer
   jurisdiction of                                   Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois         60173
-------------------------------------------------------       ----------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
       NONE                                       NONE
-------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I
ITEM 1 - BUSINESS

Datronic Equipment Income Fund XVII, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on May 12, 1988. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1988 and 1989 raising $99,999,500 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 3, 5 and 6 during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corporation, the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began May 31, 1994, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidation Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets for cash.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Since the Partnership ceased investing in leases effective May 31, 1994, a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.

The Partnership has no employees. Lease Resolution Corporation ("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997 the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in leased premises of approximately 23,000 square feet owned by and leased from an affiliate of New Era Funding Corp.,("New Era"), the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois a real estate property that is a Recovered Asset (see Part II, Item 8,
Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 5 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

         Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.


As of December 31, 1996, the Partnership estimates that there were approximately 8,919 record owners of Units.

         Distributions

Reference is made to Part II, Item 8, Notes 6 and 7 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993, and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated in the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                               For the years ended December 31,
                                               1996          1995           1994           1993          1992
                                               ----          ----           ----           ----          ----
Total Revenue                                 $ 1,092       $ 1,901       $  3,123        $ 4,676       $ 6,134

Total Expenses                                  2,522         1,855          3,276          5,641         7,904
                                              -------       -------       --------        -------       -------

Net earnings (loss)                           $(1,430)      $    46       $   (153)       $  (965)      $(1,770)
                                              =======       =======       ========        =======       =======

Net earnings (loss)
 per Unit                                                                                               $ (8.85)
                                                                                                        =======
 Class A                                      $ (8.39)      $ (1.76)      $  (2.73)       $ (3.46)
                                              =======       =======       ========        =======
 Class B                                      $ (6.47)      $  1.14       $    .15        $ (5.39)
                                              =======       =======       ========        =======
 Class C                                      $ (6.47)      $  1.14       $    .15        $ (5.39)
                                              =======       =======       ========        =======
Distributions per Unit
 (per year)                                                                                             $ 46.25
                                                                                                        =======
 Class A                                      $  -          $  3.98       $  73.59        $104.35
                                              =======       =======       ========        =======
 Class B                                      $  1.00       $ 69.38       $  70.30        $ 44.33
                                              =======       =======       ========        =======
 Class C                                      $  1.00       $ 69.38       $  70.30        $ 44.33
                                              =======       =======       ========        =======
Weighted average number
 of Units outstanding                                                                                   200,000
                                                                                                        =======
 Class A                                       63,030        63,030         63,030         63,030
                                              =======       =======       ========        =======
 Class B                                      136,859       136,859        136,859        136,859
                                              =======       =======       ========        =======
 Class C                                          110           110            110            110
                                              =======       =======       ========        =======

Balance Sheet Data
 (in thousands)

                                                                         December 31,
                                               1996           1995          1994           1993          1992
                                              ----           ----           ----           ----          ----
Total assets                                 $ 7,683        $10,031       $ 19,775        $34,387      $49,138
                                             =======        =======       ========        =======      =======

Total liabilities                            $   503        $ 1,284       $  1,259        $ 1,319      $ 2,269
                                             =======        =======       ========        =======      =======

Partners' equity                             $ 7,180        $ 8,747       $ 18,516        $33,068      $46,869
                                             =======        =======       ========        =======      =======

Book value per Unit                                                                                    $234.34
                                                                                                       =======
  Class A                                    $ 36.09        $ 44.48       $  49.36        $126.55
                                             =======        =======       ========        =======
  Class B                                    $ 38.68        $ 46.15       $ 113.43        $184.55
                                             =======        =======       ========        =======
  Class C                                    $ 42.69        $ 50.16       $ 117.44        $188.56
                                             =======        =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $ 1,429,495 in 1996 ($8.39 loss per Class A Unit and $6.47 loss per Class B and Class C Units), as compared to net earnings of $45,424 in 1995 ($1.76 loss per Class A Unit and $1.14 earnings per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases ("New Investments") since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1996 results from operations included the following:

  - Lease income decreased $601,101 to $522,261 in 1996 compared to $1,123,362 in 1995. The decrease is attributable to the declining lease portfolio during 1996 as compared to 1995.

  - Settlement proceeds of $425,985 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $218,313 to $569,816 in 1996 compared to $351,503 in 1995. The increase is primarily attributable to the early payoff of an installment contract receivable. See Note 10 to the Partnership's financial statements included in Item 8.

  - Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30, 1996. See Note 8 to the Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees - New Era increased $178,652 to $1,354,358 in 1996 compared to $1,175,706 in 1995. The increase results from the payment of approximately $813,000 in termination and non-compete fees partially offset by a decrease in the amount of service provided and the length of time in which New Era managed the activities of the Partnership in 1996 (approximately $635,000).

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 6 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $537,803 consisting exclusively of general partner expense reimbursement and no general partner distributions. During 1995 the Partnership paid LRC an aggregate of $202,295 consisting of general partner expense reimbursement of $141,842 and general partner distributions of $60,453. Accordingly, aggregate payments to LRC increased $335,508 to $537,803 in 1996 as compared to $202,295 in 1995. The increase results from expenses of approximately $307,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era, described above, plus an overall increase in other expenses of approximately $29,000.

  - Professional fees-Litigation decreased $169,166 to $303,523 in 1996 from $472,689 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $96,448 to $251,777 in 1996 from $348,225 in 1995. This decrease is primarily due to decreases in legal fees related to collection matters.

  - Other operating expenses decreased by $48,787 to $54,526 in 1996 as compared to $103,313 in 1995. This decrease is primarily due to decreases in equipment sales losses.

  - The $450,000 credit for lease losses in 1995 is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio. No provision is required in 1996.

  - Provision for loss on Diverted and other assets decreased $44,066 to $19,585 in 1996 from $63,651 in 1995. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.


Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded net earnings, in the aggregate for all Classes of Partners, of $45,424 in 1995 ($1.76 loss per Class A Unit and $1.14 earnings per Class B and Class C Units), as compared to a net loss of $153,624 in 1994 ($2.73 loss per Class A Unit and $.15 earnings per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with New Investments.) Significant factors influencing the 1995 results from operations included the following:

  - Lease income decreased $1,765,724 to $1,123,362 in 1995 compared to $2,889,086 in 1994. The decrease is attributable to the declining lease portfolio during 1995 as compared to 1994.

  - Settlement proceeds of $425,985 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $117,857 to $351,503 in 1995 compared to $233,646 in 1994. The increase is primarily attributable to increased interest rates on bank deposits and full recognition of interest income on the installment contract receivable beginning in January 1995. Prior to January 1995, interest on the installment contract receivable was not fully recorded because the full realizability of the principal amount was not assured.

  - Amortization of organization and equipment acquisition costs decreased to zero for 1995 compared to $150,749 in 1994 due to these costs becoming fully amortized as of May 1994.

  - Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. Management fees-New Era decreased $776,097 to $1,175,706 in 1995 compared to $1,951,803 in 1994. These fees are affected by the amount of leases acquired during the period and the amount of services performed for the Partnership. See Note 8 to the Partnership's financial statements included in Item 8.

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner of the Partnership in excess of the distributions of 1% of Cash Flow Available for Distribution. Such amounts are paid in accordance with the Settlement. General Partner's expense reimbursement increased $33,927 to $141,842 in 1995 compared to $107,915 in 1994. LRC's expenses are allocated to the Partnerships for which LRC's activities are most directly performed.

  - Professional fees-Litigation of $472,689 in 1995 and $263,232 1994 are fees paid in connection with the Partnership's litigation discussed in Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $269,702 to $348,225 in 1995 from $617,927 in 1994. This decrease is primarily due to decreases in legal fees-collections of $135,235, audit fees of $8,089, consulting fees of $83,191 and other legal matters of $43,187.

  - Other operating expenses decreased by $83,329 to $103,313 from $186,642 in 1994. This decrease is primarily due to decreases in equipment sale losses and freight and postage expenses.

  - The credit for lease losses increased by $416,752 to $450,000 in 1995 compared to $33,248 in 1994. This is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets increased $32,315 to $63,651 in 1995 from $31,336 in 1994. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership closed its public offering on May 31, 1989 after raising $99,999,500 in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents increased by $1,840,017 to $5,735,320 at December 31, 1996 from $3,895,303 at December 31,
1995. This increase is primarily due to cash receipts from direct financing leases and installment contracts receivable of approximately $4.2 million, partially offset by negative cash flow from operations of $2.2 million and distributions to limited partners of $137,000.

During 1996, the Partnership's investment in an installment contract receivable decreased by $172,673 to zero at December 31, 1996. This decrease is due to the early payoff of this receivable. See Note 10 to the Partnership's financial statements included in Item 8.

During 1996, the Partnership's net investment in direct financing leases decreased by $4,004,869 to $1,605,636 at December 31, 1996 from $5,610,505 at
December 31, 1995.  This decrease is attributable to principal collections.

During 1996, Diverted and other assets, net, decreased by $19,585 to $298,464 at December 31, 1996 from $318,049 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnership. See Note 3 to the Partnership's financial statements included in Item 8.

Restricted cash decreased by $34,301 to zero at December 31, 1996, due to the removal of claims against such cash (see Note 4 to the Partnership's financial statements included in Item 8) and distribution of such cash to the Partnership with interest in June, 1996.

Lessee rental deposits decreased $592,490 resulting from payments made to lessees.

Partners' equity decreased approximately $1.6 million during 1996 primarily due to a net loss of $1.4 million and distributions to partners of $137,000.

Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, pursue litigation, and provide for an orderly liquidation of the Partnership. Distributions to the Class A Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Class B and C Limited Partners were suspended after the January 1, 1996 distributions. In the event the Partnership accumulates funds in excess of those required for the ongoing pursuit of litigation and an orderly liquidation of the Partnership, distributions will be made at the appropriate time.

During 1996, the Partnership's operating activities resulted in a use of $2,234,856 of cash. This was due principally to a net loss of $1,429,495, decreases in accounts payable and lessee rental deposits of $780,526, and a $44,420 increase in due from management company, partially offset by a non-cash provision for loss on Diverted and other assets of $19,585. During the period, cash flows from investing activities totalled $4,211,843 relating primarily to principal collections on leases of $4,004,869, collections on an installment contract receivable of $172,763, and the release of restricted cash in the amount of $34,301. Cash flows used for financing activities during 1996 of $136,970 consisted of distributions to limited partners.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statements included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            Page(s)
                                                            -------
Audited Financial Statements:

    Report of Independent Accountants                        13-14

    Balance Sheets
        In Total for All Classes
        of Limited Partners at December 31,
        1996 and 1995                                         15

        By Class of Limited Partner
          December 31, 1996                                   16

          December 31, 1995                                   17

    Statements of Revenue and Expenses
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                   18

        By Class of Limited Partner for the years ended
          December 31, 1996                                   19

          December 31, 1995                                   20

          December 31, 1994                                   21

    Statements of Changes in Partners' Equity
        For the years ended December 31,
        1996, 1995 and 1994                                   22

    Statements of Cash Flows
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                   23

        By Class of Limited Partner for the years ended
          December 31, 1996                                   24

          December 31, 1995                                   25

          December 31, 1994                                   26

    Notes to Financial Statements                            27-43

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVII, L.P. ("the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 6 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVIII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                         December 31,
                                                                  --------------------------
                                                                  1996                  1995
                                                                  ----                  ----
ASSETS

Cash and cash equivalents                                     $ 5,735,320           $ 3,895,303
Due from management company                                        44,010                     -
Installment contract receivable                                         -               172,673
Net investment in direct
  financing leases                                              1,605,636             5,610,505
Diverted and other assets, net                                    298,464               318,049
Restricted cash                                                         -                34,301
Datronic assets, net                                                    -                     -
                                                              -----------           -----------

                                                              $ 7,683,430           $10,030,831
                                                              ===========           ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                            $   240,621           $   428,657
Lessee rental deposits                                            262,868               855,358
Due to management company                                               -                   410
                                                              -----------           -----------

Total liabilities                                                 503,489             1,284,425

Total partners' equity                                          7,179,941             8,746,406
                                                              -----------           -----------

                                                              $ 7,683,430           $10,030,831
                                                              ===========           ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                     December 31, 1996
                                                       ---------------------------------------------
                                                       Liquidating        Continuing
                                                        Limited            Limited
                                                        Partners           Partners            Total
                                                       -----------        ----------           -----
ASSETS

Cash and cash equivalents                              $2,203,075         $3,532,245         $5,735,320
Due from management company                                12,676             31,334             44,010
Net investment in direct
  financing leases                                         10,824          1,594,812          1,605,636
Diverted and other assets, net                             94,076            204,388            298,464
Datronic assets, net                                         -                  -                  -
                                                       ----------         ----------         ----------

                                                       $2,320,651         $5,362,779         $7,683,430
                                                       ==========         ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                     $   67,596         $  173,025         $  240,621
Lessee rental deposits                                     76,041            186,827            262,868
                                                       ----------         ----------         ----------

Total liabilities                                         143,637            359,852            503,489

Total partners' equity                                  2,177,014          5,002,927          7,179,941
                                                       ----------         ----------         ----------

                                                       $2,320,651         $5,362,779         $7,683,430
                                                       ==========         ==========         ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                        December 31, 1995
                                                       ---------------------------------------------
                                                       Liquidating         Continuing
                                                         Limited            Limited
                                                        Partners            Partners           Total
                                                       -----------         ----------          -----
ASSETS

Cash and cash equivalents                              $2,379,752         $1,515,551        $ 3,895,303
Installment contract receivable                            54,427            118,246            172,673
Net investment in direct
  financing leases                                        544,282          5,066,223          5,610,505
Diverted and other assets, net                            100,249            217,800            318,049
Restricted cash                                            10,812             23,489             34,301
Datronic assets, net                                            -                  -                  -
                                                       ----------         ----------        -----------

                                                       $3,089,522         $6,941,309        $10,030,831
                                                       ==========         ==========        ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                     $  125,264         $  303,393        $   428,657
Lessee rental deposits                                    253,067            602,291            855,358
Due to management company                                     134                276                410
                                                       ----------         ----------        -----------

Total liabilities                                         378,465            905,960          1,284,425

Total partners' equity                                  2,711,057          6,035,349          8,746,406
                                                       ----------         ----------        -----------

                                                       $3,089,522         $6,941,309        $10,030,831
                                                       ==========         ==========        ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                                For the years ended December 31,
                                                                             -------------------------------------
                                                                             1996            1995             1994
                                                                             ----            ----             ----
Revenue:
  Lease income                                                          $   522,261       $1,123,362       $2,889,086
  Settlement proceeds                                                          -             425,985             -
  Interest income                                                           569,816          351,503          233,646
                                                                        -----------       ----------       ----------

                                                                          1,092,077        1,900,850        3,122,732
                                                                        -----------       ----------       ----------
Expenses:
  Amortization of
    organization and equipment
    acquisition costs                                                          -                -             150,749
  Management fees-New Era                                                 1,354,358        1,175,706        1,951,803
  General Partner's expense
    reimbursement                                                           537,803          141,842          107,915
  Professional fees-Litigation                                              303,523          472,689          263,232
  Professional fees-Other                                                   251,777          348,225          617,927
  Other operating expenses                                                   54,526          103,313          186,642
  Credit for lease losses                                                      -            (450,000)         (33,248)
  Provision for loss on Diverted
    and other assets                                                         19,585           63,651           31,336
                                                                        -----------       ----------       ----------

                                                                          2,521,572        1,855,426        3,276,356
                                                                        -----------       ----------       ----------

Net earnings (loss)                                                     $(1,429,495)      $   45,424       $ (153,624)
                                                                        ===========       ==========       ==========

Net earnings (loss)
    -General Partner                                                    $   (14,295)      $      455       $   (1,536)
                                                                        ===========       ==========       ==========

Net earnings (loss)
    -Limited Partners                                                   $(1,415,200)      $   44,969       $ (152,088)
                                                                        ===========       ==========       ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                             Liquidating       Continuing
                                                               Limited          Limited
                                                              Partners          Partners           Total
                                                             -----------       ----------          -----
Revenue:
  Lease income                                               $   53,900        $  468,361       $   522,261
  Interest income                                               116,911           452,905           569,816
                                                             ----------        ----------       -----------

                                                                170,811           921,266         1,092,077
                                                             ----------        ----------       -----------

Expenses:
  Management fees-New Era                                       400,921           953,437         1,354,358
  General Partner's expense
    reimbursement                                               162,294           375,509           537,803
  Professional fees-Litigation                                   95,670           207,853           303,523
  Professional fees-Other                                        71,834           179,943           251,777
  Other operating expenses                                       16,818            37,708            54,526
  Provision (credit) for lease losses                           (48,856)           48,856              -
  Provision for loss on Diverted
    and other assets                                              6,173            13,412            19,585
                                                             ----------        ----------       -----------

                                                                704,854         1,816,718         2,521,572
                                                             ----------        ----------       -----------

Net loss                                                     $ (534,043)       $( 895,452)      $(1,429,495)
                                                             ==========        ==========       ===========
Net loss
   -General Partner                                          $   (5,340)       $   (8,955)      $   (14,295)
                                                             ==========        ==========       ===========
Net loss
   -Limited Partners                                         $ (528,703)       $ (886,497)      $(1,415,200)
                                                             ==========        ==========       ===========
Net loss per Limited
  Partnership Unit                                               $(8.39)           $(6.47)
                                                                 ======            ======
Weighted average number
  of limited partnership
  units outstanding                                              63,030           136,969
                                                                 ======           =======




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                                Liquidating      Continuing
                                                                  Limited         Limited
                                                                 Partners         Partners          Total
                                                                -----------      ----------         -----
Revenue:
  Lease income                                                   $ 126,455      $  996,907       $1,123,362
  Settlement proceeds                                              134,270         291,715          425,985
  Interest income                                                   89,746         261,757          351,503
                                                                 ---------      ----------       ----------
                                                                   350,471       1,550,379        1,900,850
                                                                 ---------      ----------       ----------

Expenses:
  Management fees-New Era                                          327,945         847,761        1,175,706
  General Partner's expense
    reimbursement                                                   44,709          97,133          141,842
  Professional fees-Litigation                                     148,992         323,697          472,689
  Professional fees-Other                                          101,380         246,845          348,225
  Other operating expenses                                          30,041          73,272          103,313
  Credit for lease losses                                         (210,320)       (239,680)        (450,000)
  Provision for loss on Diverted
    and other assets                                                20,063          43,588           63,651
                                                                 ---------      ----------       ----------

                                                                   462,810       1,392,616        1,855,426
                                                                 ---------      ----------       ----------

Net earnings (loss)                                              $(112,339)     $  157,763       $   45,424
                                                                 =========      ==========       ==========

Net earnings (loss)-General Partner                              $  (1,123)     $    1,578       $      455
                                                                 =========      ==========       ==========

Net earnings (loss)-Limited Partners                             $(111,216)     $  156,185       $   44,969
                                                                 =========      ==========       ==========
Net earnings (loss) per Limited
  Partnership Unit                                               $   (1.76)     $     1.14
                                                                 =========      ==========
Weighted average number
  of limited partnership
  units outstanding                                                 63,030         136,969
                                                                 =========      ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                             Liquidating       Continuing
                                                               Limited          Limited
                                                              Partners          Partners           Total
                                                             -----------       ----------          -----
Revenue:
  Lease income                                                $ 514,908        $2,374,178       $ 2,889,086
  Interest income                                                70,913           162,733           233,646
                                                              ---------        ----------       -----------

                                                                585,821         2,536,911         3,122,732
                                                              ---------        ----------       -----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                              47,516           103,233           150,749
  Management fees-New Era                                       414,268         1,537,535         1,951,803
  General Partner's expense
    reimbursement                                                34,015            73,900           107,915
  Professional fees-Litigation                                   82,971           180,261           263,232
  Professional fees-Other                                       193,858           424,069           617,927
  Other operating expenses                                       55,558           131,084           186,642
  Provision (credit) for lease losses                           (78,248)           45,000           (33,248)
  Provision for loss on Diverted
    and other assets                                              9,877            21,459            31,336
                                                              ---------        ----------       -----------

                                                                759,815         2,516,541         3,276,356
                                                              ---------        ----------       -----------

Net earnings (loss)                                           $(173,994)       $   20,370       $  (153,624)
                                                              =========        ==========       ===========

Net earnings (loss)-General Partner                           $  (1,740)       $      204       $    (1,536)
                                                              =========        ==========       ===========

Net earnings (loss)-Limited Partners                          $(172,254)       $   20,166       $  (152,088)
                                                              =========        ==========       ===========
Net earnings (loss) per Limited
  Partnership Unit                                            $   (2.73)       $      .15
                                                              =========        ==========
Weighted average number
  of limited partnership
  units outstanding                                              63,030           136,969
                                                              =========        ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY


                                                                    Liquidating      Continuing
                                                       General        Limited         Limited         Total
                                                      Partner's      Partners'       Partners'      Partners'
                                                        Equity         Equity          Equity         Equity
                                                        ------         ------          ------         ------
Balance, December 31, 1993                            $    -        $ 7,921,951    $25,146,303     $33,068,254

 Distributions to partners                             (130,633)     (4,638,336)    (9,629,783)    (14,398,752)
 Net earnings (loss)                                     (1,536)       (172,254)        20,166        (153,624)
 Allocation of General Partner's
  Equity                                                132,169         (31,184)      (100,985)           -
                                                      ---------     -----------    -----------     -----------

Balance, December 31, 1994                                 -          3,080,177     15,435,701      18,515,878
                                                      ---------     -----------    -----------     -----------

  Distributions to partners                             (60,453)       (251,050)    (9,503,393)     (9,814,896)
  Net earnings(loss)                                        455        (111,216)       156,185          45,424
  Allocation of General Partner's
    Equity                                               59,998          (6,854)       (53,144)           -
                                                      ---------     -----------    -----------     -----------

Balance, December 31, 1995                                 -          2,711,057      6,035,349       8,746,406
                                                      ---------     -----------     ----------      ----------

  Distributions to partners                                -              -           (136,970)       (136,970)
  Net loss                                              (14,295)       (528,703)      (886,497)     (1,429,495)
  Allocation of General Partner's
    Equity                                               14,295          (5,340)        (8,955)           -
                                                      ---------     -----------    -----------     -----------


Balance, December 31, 1996                            $    -        $ 2,177,014    $ 5,002,927     $ 7,179,941
                                                      =========     ===========    ===========     ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                       For the years ended December 31,
                                                                   ----------------------------------------
                                                                   1996             1995               1994
                                                                   ----             ----               ----
Cash flows from operating activities:
  Net earnings (loss)                                          $(1,429,495)     $    45,424        $  (153,624)
  Adjustments to reconcile net earnings
   (loss) to net cash used in operating
   activities:
     Amortization expense                                             -                -               150,749
     Provision (credit) for lease losses                              -            (450,000)           (33,248)
     Provision for loss on Diverted
       and other assets                                             19,585           63,651             31,336
     Changes in assets and liabilities:
       Accounts payable and
       accrued expenses                                           (188,036)          51,274            104,983
       Lessee rental deposits                                     (592,490)         (25,000)          (129,272)
       Due to/from management company                              (44,420)            (559)           (35,489)
                                                               ------------     ------------       ------------


                                                                (2,234,856)        (315,210)           (64,565)
                                                               -----------      -----------        ------------

Cash flows from investing activities:
  Purchases of lease receivables                                      -                -            (4,327,090)
  Principal collections on leases                                4,004,869        6,698,507         13,853,588
  Sale of leases                                                      -                -             1,990,887
  Distribution of Diverted
   and other assets, net                                              -             117,642               -
  Distribution of Datronic assets                                     -              62,774             77,127
  Release of Restricted cash                                        34,301             -                  -
  Repayments of commercial lease paper                                -                -             1,140,754
  Principal collections on installment
    contract receivable                                            172,673           97,271             99,190
                                                               -----------      -----------        -----------

                                                                 4,211,843        6,976,194         12,834,456
                                                               -----------      -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners                               (136,970)      (9,754,443)       (14,268,119)
  Distributions to General Partner                                   -              (60,453)          (130,633)
                                                               -----------      -----------        -----------

                                                                  (136,970)      (9,814,896)       (14,398,752)
                                                               -----------      -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                               1,840,017       (3,153,912)        (1,628,861)
Cash and cash equivalents:
  Beginning of year                                              3,895,303        7,049,215          8,678,076
                                                               -----------      -----------        -----------

  End of year                                                  $ 5,735,320      $ 3,895,303        $ 7,049,215
                                                               ===========      ===========        ===========



                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                                Liquidating       Continuing
                                                                  Limited           Limited
                                                                  Partners         Partners          Total
                                                                -----------       ----------         -----
Cash flows from operating activities:
  Net loss                                                    $  (534,043)      $  (895,452)     $(1,429,495)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Provision (Credit) for lease losses                          (48,856)           48,856             -
     Provision for loss on Diverted
       and other assets                                             6,173            13,412           19,585
     Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                                                 (57,668)         (130,368)        (188,036)
       Lessee rental deposits                                    (177,026)         (415,464)        (592,490)
       Due to/from management company                             (12,810)          (31,610)         (44,420)
                                                              -----------       -----------      -----------

                                                                 (824,230)       (1,410,626)      (2,234,856)
                                                              -----------       -----------      -----------

Cash flows from investing activities:
  Principal collections on leases                                 582,314         3,422,555        4,004,869
  Release of Restricted cash                                       10,812            23,489           34,301
  Principal collections on installment
    contract receivable                                            54,427           118,246          172,673
                                                              -----------       -----------      -----------

                                                                  647,553         3,564,290        4,211,843
                                                              -----------       -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                  -             (136,970)        (136,970)
  Distributions to General Partner                                   -                 -                -
                                                              -----------       -----------      -----------

                                                                     -             (136,970)        (136,970)
                                                              -----------       -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                               (176,677)        2,016,694        1,840,017
Cash and cash equivalents:

  Beginning of year                                             2,379,752         1,515,551        3,895,303
                                                              -----------       -----------      -----------


  End of year                                                 $ 2,203,075       $ 3,532,245      $ 5,735,320
                                                              ===========       ===========      ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                                   Liquidating     Continuing
                                                                     Limited         Limited
                                                                    Partners        Partners          Total
                                                                    --------        --------          -----
Cash flows from operating activities:
  Net earnings (loss)                                             $ (112,339)     $   157,763     $    45,424
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
     Credit for lease losses                                        (210,320)        (239,680)       (450,000)
     Provision for loss on Diverted
       and other assets                                               20,063           43,588          63,651
     Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                                                     12,512           38,762          51,274
       Lessee rental deposits                                        (10,931)         (14,069)        (25,000)
       Due to/from management company                                     20             (579)           (559)
                                                                  ----------      -----------     -----------
                                                                    (300,995)         (14,215)       (315,210)
                                                                  ----------      -----------     -----------

Cash flows from investing activities:
  Principal collections on leases                                  1,360,609        5,337,898       6,698,507
  Distribution of Diverted and other assets, net                      37,081           80,561         117,642
  Distribution of Datronic assets                                     19,786           42,988          62,774
  Principal collections on installment
    contract receivable                                               30,659           66,612          97,271
                                                                  ----------      -----------     -----------
                                                                   1,448,135        5,528,059       6,976,194
                                                                  ----------      -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                 (251,050)      (9,503,393)     (9,754,443)
  Distributions to General Partner                                    (5,731)         (54,722)        (60,453)
                                                                  ----------      -----------     -----------

                                                                    (256,781)      (9,558,115)     (9,814,896)
                                                                  ----------      -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                                   890,359       (4,044,271)     (3,153,912)
Cash and cash equivalents:

  Beginning of year                                                1,489,393        5,559,822       7,049,215
                                                                  ----------      -----------     -----------


  End of year                                                     $2,379,752      $ 1,515,551     $ 3,895,303
                                                                  ==========      ===========     ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net earnings (loss)                                    $  (173,994)    $    20,370       $   (153,624)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
    operating activities:
     Amortization expense                                     47,516         103,233            150,749
     Provision (Credit) for lease losses                     (78,248)         45,000            (33,248)
     Provision for loss on Diverted
       and other assets                                        9,877          21,459             31,336
     Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                                             28,980          76,003            104,983
       Lessee rental deposits                                (37,645)        (91,627)          (129,272)
       Due to/from management company                           (316)        (35,173)           (35,489)
                                                         -----------     -----------       ------------

                                                            (203,830)        139,265            (64,565)
                                                         -----------     -----------       ------------

Cash flows from investing activities:
  Purchases of lease receivables                                -         (4,327,090)        (4,327,090)
  Principal collections on leases                          3,417,690      10,435,898         13,853,588
  Sale of leases                                             209,245       1,781,642          1,990,887
  Distribution of Datronic assets                             24,310          52,817             77,127
  Repayments of commercial
    lease paper                                              359,566         781,188          1,140,754
  Principal collections on installment
    contract receivable                                       31,265          67,925             99,190
                                                         -----------     -----------       ------------

                                                           4,042,076       8,792,380         12,834,456
                                                         -----------     -----------       ------------
Cash flows from financing activities:
  Distributions to Limited Partners                       (4,638,336)     (9,629,783)       (14,268,119)
  Distributions to General Partner                           (29,445)       (101,188)          (130,633)
                                                         -----------     -----------       ------------

                                                          (4,667,781)     (9,730,971)       (14,398,752)
                                                         -----------     -----------       ------------


Net decrease in cash and cash equivalents                   (829,535)       (799,326)        (1,628,861)
Cash and cash equivalents:

  Beginning of year                                        2,318,928       6,359,148          8,678,076
                                                         -----------     -----------       ------------


  End of year                                            $ 1,489,393     $ 5,559,822       $  7,049,215
                                                         ===========     ===========       ============




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high- and low-technology equipment.

Concurrent with the commencement of the Liquidating Phase of the Partnership on May 31, 1994, the Partnership ceased new investment in equipment and leases and began the orderly liquidation of all Partnership assets.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVI, XVIII, XIX, and XX and Datronic Finance Income Fund I (herein referred to as "Fund XVI", "Fund XVIII", "Fund XIX", "Fund XX" and "Finance Fund I", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (see Note 5), DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 6). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $4.01 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 5, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 5 and 9).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

The Partnership's undivided interest in a lease portfolio owned by the Partnership, Fund XVIII, Fund XIX and TELIF is accounted for under the pro rata consolidation method (i.e., the Partnership's pro rata share of the assets, liabilities, revenues and expenses of the lease portfolio is included in the Partnership's financial statements).

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

  DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $519,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 3.9% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

includes provisions for valuation adjustments, investigation and recovery fees, carrying costs, and costs of disposition. The estimated net realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31, 1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $19,585, $63,651 and $31,336 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 5. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:

                                                ALLOWANCE
                                  COST          FOR LOSS           NET
                               ----------      ----------       ---------
Diverted and other assets
December 31, 1993              $  660,801      $(130,123)       $ 530,678

1994 Provision for loss from
  Diverted and other assets          -           (31,336)         (31,336)
                               ----------      ---------        ---------

Diverted and other assets
December 31, 1994                 660,801       (161,459)         499,342

Distribution to the
  Partnership in 1995            (117,642)          -            (117,642)

1995 Provision for loss from
  Diverted and other assets          -           (63,651)         (63,651)
                               ----------      ---------        ---------

Diverted and other assets
December 31, 1995                 543,159       (225,110)         318,049

1996 Provision for loss from
  Diverted and other assets          -           (19,585)         (19,585)
                               ----------       --------        ---------

Diverted and other assets
December 31, 1996              $  543,159      $(244,695)       $ 298,464
                               ==========      =========        =========

Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.



NOTE 4 - RESTRICTED CASH:

At December 31, 1995, Restricted Cash represented the Partnership's 2.079% undivided interest in cash claimed by the Datronic Partnerships which was subject to or may have been impacted by claims made by a former defendant of the Class Action. As further described in Note 5, during 1996 all claims against the cash were released and amounts formerly designated as restricted cash were remitted to the Partnership and are included in cash as of December 31, 1996.

NOTE 5 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp.("New Era") to manage the day-to-day operations of the Datronic Partnerships (See Note 8), and various amendments to the Partnership Agreement (See Note 6). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 9).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Professionals), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain Partnership litigation.

Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

benefit of the Datronic Partnerships in connection with the Settlement (see
Note 9) and Datronic has subsequently ceased operations, such receivable would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($425,985 for the Partnership).

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $28,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation (see Other Claims). Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Other Claims

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) involved in the 1990 acquisition of a lease portfolio against the original owner for fraud and breach of contract. During 1995, the Court dismissed the

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest.

Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 6 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 5, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of: assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership commenced on May 31, 1994 each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to 11% annually of their Adjusted Capital Contributions

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

("Target Distributions"). Available cash in excess of Target Distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Class B and Class C Limited Partners were suspended after the January 1, 1996 distribution. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the commencement of the Liquidating Phase on May 31, 1994, the Partnership ceased New Investments and the General Partner began the orderly liquidation of all Partnership assets. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A, Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on the number of units outstanding.

The Amended Partnership Agreements of the Datronic Partnerships provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (See Note 8). LRC is entitled to no other fees or other reimbursements from the Partnership.

For 1996, 1995 and 1994, the following aggregate amounts were recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:

                                                                          Year ended December 31,
                                                                 ------------------------------------------
                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========

The Partnership's share of these amounts was:

                                                                          Year ended December 31,
                                                                 ------------------------------------------
                                                                 1996                1995              1994
                                                                 ----                ----              ----
1% Distribution                                               $     -             $   60,453        $  130,633
Expense Reimbursement in excess
   of the 1% Distribution                                        537,803             141,842           107,915
                                                              ----------          ----------        ----------

Total                                                         $  537,803          $  202,295        $  238,548
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $255,550.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - PARTNERS' EQUITY:

During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $     -           $    -            $    -           $   -          $    -
    Class B                        136,860             -                 -               -             136,860
    Class C                            110             -                 -               -                 110
                                ----------        --------          --------         --------       ----------

    Total                       $  136,970        $    -            $    -           $   -          $  136,970
                                ==========        ========          ========         ========       ==========

  General Partner               $     -           $   -             $   -            $  -           $     -
                                ==========        ========          ========         ========       ==========

During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $  100,539      $   49,663        $     -          $  100,848       $  251,050
    Class B                      2,698,208       2,647,958         2,333,463        1,816,132        9,495,761
    Class C                          2,169           2,128             1,875            1,460            7,632
                                ----------      ----------        ----------       ----------       ----------

    Total                       $2,800,916      $2,699,749        $2,335,338       $1,918,440       $9,754,443
                                ==========      ==========        ==========       ==========       ==========

  General Partner               $   28,801        $ 21,609        $   17,546      $    (7,503)      $   60,453
                                ==========        ========        ==========      ===========       ==========

For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                  $   -             $  1.00            $  1.00
                 2nd                      -                 -                  -
                 3rd                      -                 -                  -
                 4th                      -                 -                  -
                                      --------          -------            -------

                 Total                $   -             $  1.00            $  1.00
                                      ========          =======            =======

For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                        Class A         Class B            Class C
                                        -------         -------            -------
                 1st                     $1.59           $19.71             $19.71
                 2nd                       .79            19.35              19.35
                 3rd                       -              17.05              17.05
                 4th                      1.60            13.27              13.27
                                         -----           ------             ------

                 Total                   $3.98           $69.38             $69.38
                                         =====           ======             ======

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

At December 31, 1996 and 1995, there were 63,030 Class A Units, 136,859 Class B Units, 110 Class C Units, and one General Partner Unit outstanding.

Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                                   Funds                   Cumulative
                                                   Raised                Distributions
                                                 -----------             -------------
                 Class A                         $31,515,000               $25,229,905
                 Class B                          68,429,500                55,206,272
                 Class C                              55,000                    42,059
                                                 -----------               -----------

                 Total                           $99,999,500               $80,478,236
                                                 ===========               ===========

NOTE 8 - MANAGEMENT AGREEMENT:

During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003, or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:


(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").


(2) Management Fee: an amount equal to the greater of twenty-five percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.


(3) Reinvestment Fee: an amount equal to two and one-half percent (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.


(4) Incentive Fee: an amount equal to thirty-seven and one-half percent
    (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $813,444.

Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:



                                                             Year ended December 31,
                                               -----------------------------------------------------
                                               1996                   1995                      1994
                                               ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $3,407,202             $7,492,616                $8,716,867

Reinvestment Fee                                 39,688                546,924                   674,683

Incentive Fee                                     5,809                   -                         -

Termination Fee                               3,267,497                   -                         -

Non-Compete Fee                               1,021,093                   -                         -
                                             ----------             ----------                ----------

     Total                                   $7,741,289             $8,039,540                $9,391,550
                                             ==========             ==========                ==========

The Partnership's share of these amounts was:

                                                              Year ended December 31,
                                                -----------------------------------------------------
                                                1996                   1995                      1994
                                                ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $  539,974             $1,175,706                $1,843,625

Reinvestment Fee                                   -                      -                      108,178

Incentive Fee                                       940                   -                         -

Termination Fee                                 619,767                   -                         -

Non-Compete Fee                                 193,677                   -                         -
                                              ---------             ----------                ----------

     Total                                   $1,354,358             $1,175,706                $1,951,803
                                             ==========             ==========                ==========

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non-compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

At December 31, 1996 New Era owed the Partnership $44,010 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.


NOTE 9 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 5), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 16% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

the inherent difficulty in estimating future costs and expenses, there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are however certain claims pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.

NOTE 10 - INSTALLMENT CONTRACT RECEIVABLE:

At December 31, 1995, installment contract receivable consists of the Partnership's 9.61% undivided interest in an installment contract receivable owned by the Partnership, Fund XVIII, Fund XIX and TELIF. Fund XX also had an installment contract receivable from the same lessee/borrower with identical terms, conditions and collateral. On December 31, 1996, the Partnership received $308,462 in full and complete satisfaction of the installment contract receivable described above. Interest income of approximately $243,249, previously unrecognized due to uncertainties surrounding the collectibility of the installment contract receivable, was recognized in the fourth quarter of 1996.


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as California, Florida, Massachusetts and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and graphic processing equipment, machine tool and manufacturing equipment, telecommunications equipment, computers and terminals for management information systems, photocopying equipment and medical equipment. At December 31, 1996 there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:

                                                                           December 31, 1996
                                                           ------------------------------------------------
                                                           Liquidating          Continuing
                                                            Limited               Limited
                                                            Partners             Partners            Total
                                                          -----------          ------------         -------
Minimum lease payments receivable                         $    85,789          $ 1,947,887         $ 2,033,676
Non-performing leases                                         730,523            2,169,517           2,900,040
Estimated residuals                                             1,614                3,506               5,120
Unearned income                                                  (492)            (144,605)           (145,097)
                                                          -----------          -----------         -----------
Net investment in direct
  financing leases before allowance                           817,434            3,976,305           4,793,739
Allowance for lease losses                                   (806,610)          (2,381,493)         (3,188,103)
                                                          -----------          -----------         -----------
Net investment in direct
  financing leases                                        $    10,824          $ 1,594,812         $ 1,605,636
                                                          ===========          ===========         ===========
Amounts currently due
  included in net investment
  in direct financing leases:                             $    64,273          $   210,952         $   275,225
                                                          ===========          ===========         ===========




                                                                          December 31, 1995
                                                          -------------------------------------------------
                                                          Liquidating            Continuing
                                                           Limited                 Limited
                                                           Partners               Partners           Total
                                                          -----------           -----------          -------
Minimum lease payments receivable                        $    647,587           $ 5,743,865        $ 6,391,452
Non-performing leases                                         904,695             2,565,634          3,470,329
Estimated residuals                                             7,776                25,061             32,837
Unearned income                                               (25,389)             (544,544)          (569,933)
                                                         ------------           -----------        -----------
Net investment in direct
  financing leases before allowance                         1,534,669             7,790,016          9,324,685
Allowance for lease losses                                   (990,387)           (2,723,793)        (3,714,180)
                                                         ------------           -----------        -----------
Net investment in direct
  financing leases                                       $    544,282           $ 5,066,223        $ 5,610,505
                                                         ============           ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases:                            $    295,619           $   719,999        $ 1,015,618
                                                         ============           ===========        ===========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:


                                                         Liquidating          Continuing
                                                           Limited              Limited
                                                          Partners            Partners                 Total
                                                         -----------          ----------               -----
  Balance, beginning
     of 1995                                            1,654,600              3,977,489             5,632,089
  Reductions                                             (210,320)              (239,680)             (450,000)
  Charge-offs                                            (453,893)            (1,014,016)           (1,467,909)
                                                       ----------             ----------            ----------

  Balance, end of 1995                                    990,387              2,723,793             3,714,180
  Additions (Reductions)                                  (48,856)                48,856                 -
  Charge-offs                                            (134,921)              (391,156)             (526,077)
                                                       ----------             ----------            ----------

  Balance, end of 1996                                 $  806,610             $2,381,493            $3,188,103
                                                       ==========             ==========            ==========

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:

                         Liquidating                 Continuing
                           Limited                    Limited
                          Partners                    Partners               Total
                         -----------                -----------           ----------
    1997                 $     85,789               $1,403,370            $1,489,159
    1998                         -                     526,347               526,347
    1999                         -                      18,170                18,170
    2000                         -                        -                     -
    2001                         -                        -                     -
                         ------------               ----------           -----------

                         $     85,789               $1,947,887           $ 2,033,676
                         ============               ==========           ===========

NOTE 13 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net loss determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:


                                                           Liquidating        Continuing
                                         General             Limited           Limited
                                         Partner            Partners           Partners              Total
                                        ---------         ------------        -----------          ---------
Net loss per accompanying
  statements                         $    (14,295)       $  (528,703)       $  (886,497)         $ (1,429,495)
Effect of leases treated as
  operating leases for tax
  purposes                                   (822)           (26,669)           (54,698)              (82,189)
Effect of principal repayments
  treated as income for tax
  purposes                                 (5,593)          (171,948)          (381,756)             (559,297)
Provision for commercial paper
  and lease losses                         (1,621)           (50,584)          (109,899)             (162,104)
Provision for loss on
  Diverted and other assets                   621             19,393             42,132                62,146
Provision for Class Counsel
  fees and expenses, net                     -               (77,151)          (167,494)             (244,645)

Other, net                                    597             18,016             41,077                59,690
                                     ------------        -----------        -----------          ------------

Loss for Federal income tax
  purposes in total                  $    (21,113)       $  (817,646)       $(1,517,135)         $ (2,355,894)
                                     ============        ===========        ===========          ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 5, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

           Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                Director
      Name                                Position and Office                               Since
------------------                     --------------------------                          -------
Donald D. Torisky                      Chairman of the Board and
                                       Chief Executive Officer                              12/92

Robert P. Schaen                       Vice-Chairman of the Board and
                                       Chief Financial Officer                              12/92

Arthur M. Mintz                        Vice-Chairman of the Board and
                                       General Counsel                                      12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With

TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11- MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:

      Chairman of the
      Board and Chief                                         All Other
     Executive Officer                  Salary             Compensation(b)
     -----------------                  ------             ---------------
     Donald D. Torisky                  $406,905              $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 17.58%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

                                    PART IV




ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements
         See index to Financial Statements included in Item 8 of this report.


    (2)  Financial Statement Schedules
         None.

    (3)  Exhibits

        The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b) Reports on Form 8-K

    The Partnership filed a Form 8K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 8)

    The Partnership filed a Form 8K, dated January 7, 1997, concerning the disposition of a significant asset. (See Item, 8, Note 10)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.


       DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

March 26, 1997         By: Lease Resolution Corporation,
                           General Partner



                       By:  /s/ Donald D. Torisky
                            ------------------------------------
                            Donald D. Torisky
                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                  March 26, 1997
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVII, L.P.



By:   /s/ Robert P. Schaen                                   March 26, 1997
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVII, L.P.




By:   /s/ Arthur M. Mintz                                    March 26, 1997
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVII, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

        10             Management Termination Agreement, effective July 1, 1996.

        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.