Form 10-Q
period 1997-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1997-05-12
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                     --------------------------------------



For the Quarter Ended
   March 31, 1997                               Commission File Number 0-17744
---------------------                           ------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
            (Exact name of Registrant as specified in its charter)



      Delaware                                           36-3581924
 ------------------                             ---------------------------
   State or other                               IRS Employer Identification
   jurisdiction of                              Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312               Schaumburg, Illinois 60173
---------------------------------               ---------------------------
     Address of principal                          City, State, Zip Code
     executive offices

Registrant's telephone number:                         (847) 240-6200
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

                                   FORM 10-Q
                                   ---------

                      FOR THE QUARTER ENDED MARCH 31, 1997
                      ------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.
-------

     Index to Financial Statements

       Balance Sheets

         March 31, 1997 (unaudited)                                     3

         December 31, 1996                                              4

       Statements of Revenue and Expenses (unaudited)

         For the three months ended March 31, 1997                      5

         For the three months ended March 31, 1996                      6

       Statements of Changes in Partners' Equity

         For the three months ended March 31, 1997
           (unaudited)                                                  7

       Statements of Cash Flows (unaudited)

         For the three months ended March 31, 1997                      8

         For the three months ended March 31, 1996                      9

       Notes to Financial Statements (unaudited)                       10

Item 2.
-------

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations              11 - 13


                         PART II - OTHER INFORMATION

Items 1-6.                                                             14
----------


                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------

                                 BALANCE SHEETS
                                 --------------

                                 March 31, 1997
                                 --------------
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS
     --------------------------------

     Cash and cash equivalents          $2,114,171  $3,724,605  $5,838,776
     Net investment in direct
       financing leases                       -      1,222,361   1,222,361
     Diverted and other assets, net         94,076     204,388     298,464
     Datronic assets, net                     -           -           -
                                       -----------  ----------  ----------

                                        $2,208,247  $5,151,354  $7,359,601
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                 $    9,509  $   42,003  $   51,512
     Lessee rental deposits                 56,014     134,461     190,475
                                       -----------  ----------  ----------

     Total liabilities                      65,523     176,464     241,987

     Total partners' equity              2,142,724   4,974,890   7,117,614
                                       -----------  ----------  ----------

                                        $2,208,247  $5,151,354  $7,359,601
                                       ===========  ==========  ==========
























                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                               December 31, 1996
                            -----------------------

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS
     --------------------------------

     Cash and cash equivalents          $2,203,075  $3,532,245  $5,735,320
     Due from management company            12,676      31,334      44,010
     Net investment in direct
       financing leases                     10,824   1,594,812   1,605,636
     Diverted and other assets, net         94,076     204,388     298,464
     Datronic assets, net                     -           -           -
                                       -----------  ----------  ----------


                                        $2,320,651  $5,362,779  $7,683,430
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                 $   67,596  $  173,025  $  240,621
     Lessee rental deposits                 76,041     186,827     262,868
                                       -----------  ----------  ----------

     Total liabilities                     143,637     359,852     503,489

     Total partners' equity              2,177,014   5,002,927   7,179,941
                                       -----------  ----------  ----------

                                        $2,320,651  $5,362,779  $7,683,430
                                       ===========  ==========  ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------
                   For the three months ended March 31, 1997
                   -----------------------------------------
                                  (Unaudited)


                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ---------

       Revenue:
        Lease income                  $     6,033  $   61,150  $  67,183
        Interest income                    17,223      55,578     72,801
                                      -----------  ----------  ---------

                                           23,256     116,728    139,984
                                      -----------  ----------  ---------

       Expenses:
        General Partner's
         expense reimbursement             78,975     185,700    264,675
        Professional fees                  20,599      50,306     70,905
        Other operating expenses            6,747      14,727     21,474
        Credit for lease losses           (48,775)   (105,968)  (154,743)
                                      -----------  ----------  ---------

                                           57,546     144,765    202,311
                                      -----------  ----------  ---------


       Net loss                       $   (34,290) $  (28,037) $ (62,327)
                                      ===========  ==========  =========


       Net loss - General Partner     $      (343) $     (280) $    (623)
                                      ===========  ==========  =========


       Net loss - Limited Partners    $   (33,947) $  (27,757) $ (61,704)
                                      ===========  ==========  =========


       Net loss per limited
        partnership unit              $     (0.54) $    (0.20)
                                      ===========  ==========


       Weighted average number
        of limited partnership units
        outstanding                        63,030     136,969
                                      ===========  ==========



















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


                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                  $    18,332  $  157,727  $  176,059
        Interest income                     9,829      61,611      71,440
                                      -----------  ----------  ----------

                                           28,161     219,338     247,499
                                      -----------  ----------  ----------

       Expenses:
        Management fees-New Era            79,828     196,893     276,721
        General Partner's
         expense reimbursement             40,740      88,511     129,251
        Professional fees                  38,846      93,096     131,942
        Other operating expenses            6,297      14,612      20,909
                                      -----------  ----------  ----------

                                          165,711     393,112     558,823
                                      -----------  ----------  ----------


       Net loss                       $  (137,550) $ (173,774) $ (311,324)
                                      ===========  ==========  ==========


       Net loss - General Partner     $    (1,376) $   (1,738) $   (3,114)
                                      ===========  ==========  ==========


       Net loss - Limited Partners    $  (136,174) $ (172,036) $ (308,210)
                                      ===========  ==========  ==========


       Net loss per limited
        partnership unit              $     (2.16) $    (1.26)
                                      ===========  ==========


       Weighted average number
        of limited partnership units
        outstanding                        63,030     136,969
                                      ===========  ==========



















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    ----------------------------------------
                                  (Unaudited)


                                           Liquidating  Continuing
                                General      Limited     Limited      Total
                               Partner's    Partners'   Partners'   Partners'
                                Equity       Equity       Equity      Equity
                              -----------  -----------  ----------  ----------


  Balance, December 31, 1996  $  (392,712)* $2,275,030  $5,297,623  $7,179,941

   Net loss                          (623)     (33,947)    (27,757)    (62,327)
   Allocation of General
    Partner's Equity              393,335      (98,359)   (294,976)       -
                              -----------   ----------  ----------  ----------


  Balance, March 31, 1997     $      -      $2,142,724  $4,974,890  $7,117,614
                              ===========   ==========  ==========  ==========




  * Balance as previously reported was $0 due to allocation of $98,016 and $294,696 to Liquidating and Continuing Limited Partners' Equity, respectively.

































                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   For the three months ended March 31, 1997
                   -----------------------------------------
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                               $ ( 34,290) $  (28,037) $  (62,327)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Credit for lease losses                  (48,775)   (105,968)   (154,743)
     Changes in assets and liabilities:
      Accounts payable and
       accrued expenses                       (58,087)   (131,022)   (189,109)
      Lessee rental deposits                  (20,027)    (52,366)    (72,393)
      Due to management company                12,676      31,334      44,010
                                           ----------  ----------  ----------

                                             (148,503)   (286,059)   (434,562)
                                           ----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections
     on leases                                 59,599     478,419     538,018
                                           ----------  ----------  ----------


   Net increase (decrease) in cash
    and cash equivalents                      (88,904)    192,360     103,456

   Cash and cash equivalents:
    Beginning of year                       2,203,075   3,532,245   5,735,320
                                           ----------  ----------  ----------


    End of first quarter                   $2,114,171  $3,724,605  $5,838,776
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


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                               $ (137,550) $ (173,774) $ (311,324)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                               (31,973)    (71,126)   (103,099)
      Lessee rental deposits                   (2,019)     (2,436)     (4,455)
      Due to management company                   (44)        (65)       (109)
                                          -----------  ----------  ----------

                                             (171,586)   (247,401)   (418,987)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases           143,273   1,040,449   1,183,722
    Principal collections on
     installment contract receivable            8,155      17,716      25,871
                                          -----------  ----------  ----------

                                              151,428   1,058,165   1,209,593
                                          -----------  ----------  ----------


   Cash flows from financing activities:
    Distributions to
     Limited Partners                            -       (136,970)   (136,970)
                                          -----------  ----------  ----------


   Net increase (decrease) in cash
    and cash equivalents                      (20,158)    673,794     653,636

   Cash and cash equivalents:
    Beginning of year                       2,379,752   1,515,551   3,895,303
                                          -----------  ----------  ----------


    End of first quarter                   $2,359,594  $2,189,345  $4,548,939
                                          ===========  ==========  ==========













                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 March 31, 1997
                                 --------------
                                  (Unaudited)

NOTE 1 - ORGANIZATION:
----------------------

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high-and low- technology equipment. Reference is made to Notes 3, 4, 5, and 6 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
-------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

PART I
------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash to pay Partnership operating expenses and to increase cash-on-hand to ensure sufficient cash is available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately $383,000 during the three months ended March 31, 1997. This decrease is primarily attributable to principal collections of approximately $538,000, partially offset by a credit for lease losses of $155,000.

Accounts payable and accrued expenses decreased approximately $189,000 during the three months ended March 31, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $72,000 resulting from payments made to lessees.

In the aggregate, partners' equity decreased approximately $62,000 during the three months ended March 31, 1997 due to a net loss.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $435,000 of cash. This was due principally to a net loss of approximately $62,000, decreases in accounts payable and rental deposits of approximately $262,000, and a non-cash credit for lease loss of approximately $155,000, partially offset by a decrease in due from management company of approximately $44,000. During the period, cash flows from investing activities aggregated approximately $538,000 relating to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, pursue litigation, and provide for the orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. It is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Note 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets (see financial statements included in Item 1).

Results of Operations
---------------------

Lease income decreased approximately $109,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the declining lease portfolio.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to approximately $277,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $265,000 as compared to $129,000 for the three months ended March 31, 1996. The increase of approximately $135,000 results from expenses of approximately $149,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June 30, 1996 (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K), partially offset by an overall decrease in all other expenses of approximately $14,000.

Professional fees decreased approximately $61,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreases in audit fees and consulting fees and legal fees for collections and Partnership claims against former accountants and others.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

See Exhibit Index.

(b)  Reports on Form 8-K
------------------------


None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.





         DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
         Registrant





     By: /s/DONALD D. TORISKY
         ----------------------------
         Donald D. Torisky
         Chairman and Chief Executive Officer,
         Lease Resolution Corporation
         General Partner of
         Datronic Equipment Income Fund XVII, L.P.




     By: /s/ROBERT P. SCHAEN
         ----------------------------
         Robert P. Schaen
         Vice-Chairman and Chief Financial Officer,
         Lease Resolution Corporation
         General Partner of
         Datronic Equipment Income Fund XVII, L.P.

                                EXHIBIT INDEX
                                -------------



EXHIBIT NO.             DESCRIPTION
-----------             -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.