Form 10-Q
period 1997-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1997-08-13
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
    June 30, 1997                               Commission File Number 0-17744
--------------------                            -------------------------------

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                            36-3581924
-------------------                             ---------------------------
  State or other                                IRS Employer Identification
  jurisdiction of                                          Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                Schaumburg, Illinois 60173
---------------------------------                --------------------------
  Address of principal                             City, State, Zip Code
  executive offices

Registrant's telephone number:                         (847) 240-6200
                                                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1)  Yes  x   No
                                      ---      ----

                             (2)  Yes  x   No
                                      ---      ----

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED June 30, 1997


PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 1997 (unaudited)                                                  3

    December 31, 1996                                                          4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 1997                                   5

    For the three months ended June 30, 1996                                   6

    For the six months ended June 30, 1997                                     7

    For the six months ended June 30, 1996                                     8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 1997                                     9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 1997                                    10

    For the six months ended June 30, 1996                                    11

  Notes to Financial Statements (unaudited)                                   12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                                    16

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners              Total
                                                     ----------          ----------           ---------
ASSETS

Cash and cash equivalents                            $2,038,478            $3,846,223           $5,884,701
Net investment in direct
  financing leases                                         -                  958,404              958,404
Diverted and other assets, net                           94,076               204,388              298,464
Datronic assets, net                                       -                     -                    -
                                                     ----------            ----------           ----------

                                                     $2,132,554            $5,009,015           $7,141,569
                                                     ==========            ==========           ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                   $    8,025            $   37,719           $   45,744
Lessee rental deposits                                   40,871                97,243              138,114
                                                     ----------            ----------           ----------

Total liabilities                                        48,896               134,962              183,858

Total partners' equity                                2,083,658             4,874,053            6,957,711
                                                     ----------            ----------          -----------

                                                     $2,132,554            $5,009,015          $ 7,141,569
                                                     ==========            ==========          ===========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 1996

                                                      Liquidating          Continuing
                                                        Limited             Limited
                                                       Partners             Partners            Total
                                                      -----------          ----------         ---------
ASSETS

Cash and cash equivalents                               $2,203,075           $3,532,245          $5,735,320
Due from management company                                 12,676               31,334              44,010
Net investment in direct
  financing leases                                          10,824            1,594,812           1,605,636
Diverted and other assets, net                              94,076              204,388             298,464
Datronic assets, net                                          -                    -                   -
                                                        ----------           ----------          ----------

                                                        $2,320,651           $5,362,779          $7,683,430
                                                        ==========           ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                      $   67,596           $  173,025          $  240,621
Lessee rental deposits                                      76,041              186,827             262,868
                                                        ----------           ----------          ----------

Total liabilities                                          143,637              359,852             503,489

Total partners' equity                                   2,177,014            5,002,927           7,179,941
                                                        ----------           ----------          ----------

                                                        $2,320,651           $5,362,779          $7,683,430
                                                        ==========           ==========          ==========



               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended June 30, 1997
                                 (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners                Total
                                                      --------             --------                -----
Revenue:
  Lease income                                         $   6,341            $  53,192             $ 59,533
  Interest income                                         22,384               52,372               74,756
                                                       ---------            ---------             --------

                                                          28,725              105,564              134,289
                                                       ---------            ---------             --------

Expenses:
  General Partner's
    expense reimbursement                                 89,386              204,366              293,752
  Professional fees                                       30,834               72,443              103,277
  Other operating expenses                                   959                2,130                3,089
  Credit for lease losses                                (33,388)             (72,538)            (105,926)
                                                       ---------            ---------             --------

                                                          87,791              206,401              294,192
                                                       ---------            ---------             --------


Net loss                                               $ (59,066)           $(100,837)           $(159,903)
                                                       =========            =========            =========

Net loss -
  General Partner                                      $    (591)           $  (1,008)           $  (1,599)
                                                       =========            =========            =========


Net loss -
  Limited Partners                                     $ (58,475)           $ (99,829)           $(158,304)
                                                       =========            =========            =========


Net loss per limited
  partnership unit                                       $  (.93)             $  (.73)
                                                         =======              =======

Weighted average number
  of limited partnership units
  outstanding                                             63,030              136,969
                                                          ======              =======



               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income                                         $  15,592            $ 132,540             $148,132
  Interest income                                         10,538               72,529               83,067
                                                       ---------            ---------             --------

                                                          26,130              205,069              231,199
                                                       ---------            ---------             --------

Expenses:
  Management fees-New Era                                 76,885              185,285              262,170
  General Partner's
    expense reimbursement                                 15,771               34,265               50,036
  Professional fees                                       29,301               67,476               96,777
  Other operating expenses                                   349                  942                1,291
                                                       ---------            ---------            ---------

                                                         122,306              287,968              410,274
                                                       ---------            ---------            ---------

Net loss                                               $ (96,176)           $ (82,899)           $(179,075)
                                                       =========            =========            =========


Net loss - General Partner                             $    (962)           $    (829)           $  (1,791)
                                                       =========            =========            =========


Net loss - Limited Partners                            $ (95,214)           $ (82,070)           $(177,284)
                                                       =========            =========            =========

Net loss per limited
  partnership unit                                        $(1.51)             $  (.60)
                                                          ======              =======
Weighted average number
  of limited partnership
  units outstanding                                       63,030              136,969
                                                          ======              =======




               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income                                         $  12,374            $ 114,342             $126,716
  Interest income                                         39,607              107,950              147,557
                                                       ---------            ---------             --------

                                                          51,981              222,292              274,273
                                                       ---------            ---------             --------
Expenses:
  General Partner's
    expense reimbursement                                168,361              390,066              558,427
  Professional fees                                       51,433              122,749              174,182
  Other operating expenses                                 7,706               16,857               24,563
  Credit for lease losses                                (82,163)            (178,506)            (260,669)
                                                       ---------            ---------            ---------

                                                         145,337              351,166              496,503
                                                       ---------            ---------            ---------

Net loss                                               $ (93,356)           $(128,874)           $(222,230)
                                                       =========            =========            =========
Net loss -
  General Partner                                      $    (934)           $  (1,289)           $  (2,223)
                                                       =========            =========            =========
Net loss -
  Limited Partners                                     $ (92,422)           $(127,585)           $(220,007)
                                                       =========            =========            =========
Net loss per limited
  partnership unit                                        $(1.47)             $  (.93)
                                                          ======              =======

Weighted average number
  of limited partnership
  units outstanding                                       63,030              136,969
                                                          ======              =======




               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income                                         $  33,924            $ 290,267             $324,191
  Interest income                                         20,367              134,140              154,507
                                                       ---------            ---------             --------

                                                          54,291              424,407              478,698
                                                       ---------            ---------             --------
Expenses:
  Management fees-New Era                                156,713              382,178              538,891
  General Partner's
    expense reimbursement                                 56,511              122,776              179,287
  Professional fees                                       68,147              160,572              228,719
  Other operating expenses                                 6,646               15,554               22,200
                                                       ---------            ---------            ---------

                                                         288,017              681,080              969,097
                                                       ---------            ---------            ---------

Net loss                                               $(233,726)           $(256,673)           $(490,399)
                                                       =========            =========            =========

Net loss - General Partner                             $  (2,337)           $  (2,567)           $  (4,904)
                                                       =========            =========            =========

Net loss - Limited Partners                            $(231,389)           $(254,106)           $(485,495)
                                                       =========            =========            =========

Net loss per limited
  partnership unit                                        $(3.67)             $ (1.86)
                                                          ======              =======
Weighted average number
  of limited partnership
  units outstanding                                       63,030              136,969
                                                          ======              =======





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                              Liquidating       Continuing
                                             General            Limited          Limited            Total
                                            Partner's          Partners'        Partners'         Partners'
                                              Equity             Equity           Equity            Equity
                                            ---------          ---------        ---------         ---------
Balance, December 31, 1996                    $(392,712)*       $2,275,030        $5,297,623       $7,179,941

  Net loss                                       (2,223)           (92,422)         (127,585)        (222,230)
  Allocation of General
    Partner's equity                            394,935            (98,950)         (295,985)            -
                                              ---------         ----------       -----------        ---------

Balance, June 30, 1997                        $    -            $2,083,658        $4,874,053       $6,957,711
                                              =========         ==========        ==========       ==========



* Balance as previously reported was $0 due to allocation of $98,016 and $294,696 to Liquidating and Continuing Limited Partners' Equity, respectively.





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                           Liquidating        Continuing
                                                             Limited            Limited
                                                            Partners           Partners             Total
                                                           ----------         ----------          ---------
Cash flows from operating activities:
  Net loss                                                   $  (93,356)        $ (128,874)        $ (222,230)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
    Credit for lease losses                                     (82,163)          (178,506)          (260,669)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                (59,571)          (135,306)          (194,877)
      Lessee rental deposits                                    (35,170)           (89,584)          (124,754)
      Due from management company                                12,676             31,334             44,010
                                                             ----------         ----------         ----------

                                                               (257,584)          (500,936)          (758,520)
                                                             ----------         ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                                92,987            814,914            907,901

Net increase (decrease) in cash
  and cash equivalents                                         (164,597)           313,978            149,381

Cash and cash equivalents:
  Beginning of year                                           2,203,075          3,532,245          5,735,320
                                                             ----------         ----------         ----------

  End of second quarter                                      $2,038,478         $3,846,223         $5,884,701
                                                             ==========         ==========         ==========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)

                                                            Liquidating         Continuing
                                                              Limited            Limited
                                                              Partners           Partners             Total
                                                             ----------         ----------         ----------
Cash flows from operating activities:
  Net loss                                                   $ (233,726)        $ (256,673)        $ (490,399)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                              (74,854)          (166,611)          (241,465)
        Lessee rental deposits                                  (96,171)          (213,375)          (309,546)
        Due to management company                                    18                 54                 72
                                                             ----------         ----------         ----------

                                                               (404,733)          (636,605)        (1,041,338)
                                                             ----------         ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                               429,064          2,166,908          2,595,972
  Principal collections on
    installment contract receivable                              16,514             35,877             52,391
  Release of restricted cash                                     10,812             23,489             34,301
                                                             ----------         ----------         ----------

                                                                456,390          2,226,274          2,682,664
                                                             ----------         ----------         ----------

Cash flows from financing activities:
  Distributions to
    Limited Partners                                                -             (136,970)          (136,970)
                                                             ----------         ----------         ----------
                                                                    -             (136,970)          (136,970)
                                                             ----------         ----------         ----------
Net increase in cash
  and cash equivalents                                           51,657          1,452,699          1,504,356

Cash and cash equivalents:
  Beginning of year                                           2,379,752          1,515,551          3,895,303
                                                             ----------         ----------         ----------

  End of second quarter                                      $2,431,409         $2,968,250         $5,399,659
                                                             ==========         ==========         ==========



               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. Professional fees in the accompanying Statements of Revenue and Expenses for the three months ended June 30, 1996 have been adjusted from the amounts originally reported to reflect the correction of a clerical error which caused them and the Net Loss for the period to be overstated by approximately $49,000. This error had no effect on the six months ended June 30, 1996.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash to pay Partnership operating expenses and liquidate Partnership liabilities.

Net investment in direct financing leases decreased approximately $647,000 during the six months ended June 30, 1997. This decrease is primarily attributable to principal collections of approximately $908,000, partially offset by a credit for lease losses of approximately $261,000.

Accounts payable and accrued expenses decreased approximately $195,000 during the six months ended June 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $125,000 resulting from payments made to lessees at the end of lease term.

In the aggregate, partners' equity decreased approximately $222,000 during the six months ended June 30, 1997 due to a net loss.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $759,000 of cash. This was due to a net loss of approximately $222,000, decreases in accounts payable and rental deposits of approximately $320,000, and a non-cash credit for lease loss of approximately $261,000, partially offset by a decrease in due from management company of approximately $44,000. During the period, cash flows from investing activities aggregated approximately $908,000 relating to principal collections on leases.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see the financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $89,000 and $197,000 for the three month and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to declining lease portfolios.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees amounted to zero for the three and six months ended June 30, 1997 as compared to $262,000 and $539,000 for the same periods in 1996. Subsequent to June 30, 1996, the General Partner, Lease Resolution Corporation ("LRC"), has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner. Total amounts paid to LRC were approximately $294,000 and $558,000 for the three and six month periods ended June 30, 1997 as compared to $50,000 and $179,000 for the corresponding periods in 1996. The increases of $244,000 and $379,000 primarily represent incremental expenses associated with LRC's assumption of the day to day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in Management Fees-New Era (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K). Included in the

1997 expenses is $66,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space.

Professional fees increased approximately $7,000 for the three month period and decreased approximately $55,000 for the six month period ended June 30, 1997 as compared to the corresponding periods in 1996. The increase results from additional legal fees for Partnership claims against former accountants and others, partially offset by decreases in audit fees. The decrease is due to reductions in audit fees and legal fees for collections and other matters.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.




            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: /s/DONALD D. TORISKY
            ------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




        By: /s/ROBERT P. SCHAEN
            ------------------------------------
            Robert P. Schaen
            Vice Chairman and Chief Financial Officer
            Lease Resolution Corporation
            General Partner of
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