Form 10-Q
period 1997-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1997-11-13
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934




 For the Quarter Ended
  September 30, 1997                             Commission File Number 0-17744
 ---------------------                           ------------------------------



                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



  Delaware                                                  36-3581924
-----------------                                   ---------------------------
 State or other                                     IRS Employer Identification
 jurisdiction of                                               Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
 Address of principal                                   City, State, Zip Code
 executive offices

Registrant's telephone number:                              (847) 240-6200
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

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

     September 30, 1997 (unaudited)                       3

     December 31, 1996                                    4

    Statements of Revenue and Expenses (unaudited)

     For the three months ended September 30, 1997        5

     For the three months ended September 30, 1996        6

     For the nine months ended September 30, 1997         7

     For the nine months ended September 30, 1996         8

    Statements of Changes in Partners' Equity

     For the nine months ended September 30, 1997
      (unaudited)                                         9

    Statements of Cash Flows (unaudited)

     For the nine months ended September 30, 1997        10

     For the nine months ended September 30, 1996        11

    Notes to Financial Statements (unaudited)            12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations   13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                               16

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               September 30, 1997
                                  (Unaudited)



                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners     Total
                                  -----------  ----------  ----------
ASSETS
------
Cash and cash equivalents          $1,937,833  $3,897,766  $5,835,599
Net investment in direct
  financing leases                          -     700,775     700,775
Diverted and other assets, net         94,076     204,388     298,464
Datronic assets, net                        -           -           -
                                  -----------  ----------  ----------

                                   $2,031,909  $4,802,929  $6,834,838
                                  ===========  ==========  ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                 $    3,434  $   23,899  $   27,333
Lessee rental deposits                 38,263      91,578     129,841
                                  -----------  ----------  ----------

Total liabilities                      41,697     115,477     157,174

Total partners' equity              1,990,212   4,687,452   6,677,664
                                  -----------  ----------  ----------

                                   $2,031,909  $4,802,929  $6,834,838
                                  ===========  ==========  ==========












                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               December 31, 1996


                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners     Total
                                  -----------  ----------  ----------
ASSETS
------
Cash and cash equivalents          $2,203,075  $3,532,245  $5,735,320
Due from management company            12,676      31,334      44,010
Net investment in direct
  financing leases                     10,824   1,594,812   1,605,636
Diverted and other assets, net         94,076     204,388     298,464
Datronic assets, net                        -           -           -
                                  -----------  ----------  ----------


                                   $2,320,651  $5,362,779  $7,683,430
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

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)




                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income                    $   5,336  $   42,722  $   48,058
 Interest income                    22,931      53,349      76,280
                               -----------  ----------  ----------

                                    28,267      96,071     124,338
                               -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement             85,187     199,925     285,112
 Professional fees                  43,893      98,738     142,631
 Other operating expenses            6,749      14,677      21,426
 Credit for lease losses           (14,116)    (30,668)    (44,784)
                               -----------  ----------  ----------

                                   121,713     282,672     404,385
                               -----------  ----------  ----------


Net loss                         $ (93,446) $ (186,601) $ (280,047)
                               ===========  ==========  ==========


Net loss - General Partner       $    (934) $   (1,866) $   (2,800)
                               ===========  ==========  ==========


Net loss - Limited Partners      $ (92,512) $ (184,735) $ (277,247)
                               ===========  ==========  ==========

Net loss per limited
 partnership unit                $   (1.47) $    (1.35)
                               ===========  ==========


Weighted average number
 of limited partnership units
 outstanding                        63,030     136,969
                               ===========  ==========







                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1996
                                  (Unaudited)




                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income                   $   10,886  $   99,858  $  110,744
 Interest income                    11,274      79,114      90,388
                               -----------  ----------  ----------

                                    22,160     178,972     201,132
                               -----------  ----------  ----------
Expenses:
 General Partner's
  expense reimbursement             92,126     216,763     308,889
 Professional fees                  34,092      79,728     113,820
 Other operating expenses            7,411      16,116      23,527
                               -----------  ----------  ----------

                                   133,629     312,607     446,236
                               -----------  ----------  ----------


Net loss                        $ (111,469) $ (133,635) $ (245,104)
                               ===========  ==========  ==========


Net loss - General Partner      $  (1,115)  $   (1,336) $   (2,451)
                               ===========  ==========  ==========


Net loss - Limited Partners     $ (110,354) $ (132,299) $ (242,653)
                               ===========  ==========  ==========

Net loss per limited
 partnership unit                  $(1.75)       $(.97)
                               ===========  ==========

Weighted average number
 of limited partnership units
 outstanding                        63,030     136,969
                               ===========  ==========








                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                  (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income                   $   17,710  $  157,064  $  174,774
 Interest income                    62,538     161,299     223,837
                               -----------  ----------  ----------

                                    80,248     318,363     398,611
                               -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement            253,548     589,991     843,539
 Professional fees                  95,326     221,487     316,813
 Other operating expenses           14,455      31,534      45,989
 Credit for lease losses           (96,279)   (209,174)   (305,453)
                               -----------  ----------  ----------

                                   267,050     633,838     900,888
                               -----------  ----------  ----------


Net loss                        $ (186,802) $ (315,475) $ (502,277)
                               ===========  ==========  ==========


Net loss - General Partner      $   (1,868) $   (3,155) $   (5,023)
                               ===========  ==========  ==========


Net loss - Limited Partners     $ (184,934) $ (312,320) $ (497,254)
                               ===========  ==========  ==========

Net loss per limited
 partnership unit               $    (2.93) $    (2.28)
                               ===========  ==========


Weighted average number
 of limited partnership units
 outstanding                        63,030     136,969
                               ===========  ==========






                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income                   $   44,810  $  390,125  $  434,935
 Interest income                    31,641     213,254     244,895
                               -----------  ----------  ----------

                                    76,451     603,379     679,830
                               -----------  ----------  ----------

Expenses:
 Management fees-New Era           156,713     382,178     538,891
 General Partner's
  expense reimbursement            148,637     339,539     488,176
 Professional fees                 102,239     240,300     342,539
 Other operating expenses           14,057      31,670      45,727
                               -----------  ----------  ----------

                                   421,646     993,687   1,415,333
                               -----------  ----------  ----------


Net loss                        $ (345,195) $ (390,308) $ (735,503)
                               ===========  ==========  ==========


Net loss - General Partner      $   (3,452) $   (3,903) $   (7,355)
                               ===========  ==========  ==========


Net loss - Limited Partners     $ (341,743) $ (386,405) $ (728,148)
                               ===========  ==========  ==========


Net loss per limited
 partnership unit               $    (5.42) $    (2.82)
                               ===========  ==========


Weighted average number
 of limited partnership units
 outstanding                        63,030     136,969
                               ===========  ==========






                See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)

                                           Liquidating  Continuing
                                General      Limited     Limited      Total
                               Partner's    Partners'   Partners'   Partners'
                                Equity       Equity       Equity      Equity
                              -----------  -----------  ----------  ----------
 Balance, December 31, 1996   $  (392,712)* $2,275,030  $5,297,623  $7,179,941

  Net loss                         (5,023)    (184,934)   (312,320)   (502,277)
  Allocation of General
   Partner's equity               397,735      (99,884)   (297,851)          0
                              -----------  -----------  ----------  ----------


 Balance, September 30, 1997  $         0   $1,990,212  $4,687,452  $6,677,664
                              ===========  ===========  ==========  ==========




* Balance as previously reported was $0 due to allocation of $98,016 and $294,696 to Liquidating and Continuing Limited Partners' Equity, respectively.










               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1997
                                 (Unaudited)

                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners      Total
                                        -----------  ----------  -----------
 Cash flows used for operating
  activities:
  Net loss                               $ (186,802) $ (315,475) $  (502,277)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Credit for lease losses                  (96,279)   (209,174)    (305,453)
   Changes in assets and
    liabilities:
    Accounts payable and
      accrued expenses                      (64,162)   (149,126)    (213,288)
    Lessee rental deposits                  (37,778)    (95,249)    (133,027)
    Due from management company              12,676      31,334       44,010
                                        -----------  ----------  -----------
                                           (372,345)   (737,690)  (1,110,035)
                                        -----------  ----------  -----------
 Cash flows from investing activities:
  Principal collections on leases           107,103   1,103,211    1,210,314
                                        -----------  ----------  -----------
 Net increase (decrease) in cash
  and cash equivalents                     (265,242)    365,521      100,279
 Cash and cash equivalents:
  Beginning of year                       2,203,075   3,532,245    5,735,320
                                        -----------  ----------  -----------
  End of third quarter                   $1,937,833  $3,897,766  $ 5,835,599
                                        ===========  ==========  ===========











               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996
                                 (Unaudited)

                                            Liquidating    Continuing
                                              Limited       Limited
                                              Partners      Partners        Total
                                            -----------    ----------       -----
Cash flows used for operating activities:
 Net loss                                   $ (345,195)    $ (390,308)    $ (735,503)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Changes in assets and liabilities:
    Accounts payable and accrued
      expenses                                 (75,143)      (166,117)      (241,260)
    Lessee rental deposits                    (102,560)      (251,089)      (353,649)
    Due to management company                      373            826          1,199
                                            ----------     ----------     ----------

                                              (522,525)      (806,688)    (1,329,213)
                                            ----------     ----------     ----------
Cash flows from investing activities:
 Principal collections on leases               524,875      2,870,605      3,395,480
 Principal collections on installment
    contract receivable                         25,085         54,497         79,582
 Release of restricted cash                     10,812         23,489         34,301
                                            ----------     ----------     ----------

                                               560,772      2,948,591      3,509,363
                                            ----------     ----------     ----------

Cash flows used for financing activities:
  Distributions to Limited Partners                  -       (136,970)      (136,970)
                                            ----------     ----------     ----------

Net increase in cash and cash equivalents       38,247      2,004,933      2,043,180

Cash and cash equivalents:
 Beginning of year                           2,379,752      1,515,551      3,895,303
                                            ----------     ----------     ----------

 End of third quarter                       $2,417,999     $3,520,484     $5,938,483
                                            ==========     ==========     ==========







               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $268,126 for the period July 1-September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash to pay Partnership operating expenses and liquidate Partnership liabilities.

Net investment in direct financing leases decreased $905,000 during the nine months ended September 30, 1997. This decrease is attributable to principal collections of $1,210,000, partially offset by a credit for lease losses of $305,000.

Accounts payable and accrued expenses decreased $213,000 during the nine months ended September 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased $133,000 from the return of lease deposits at the expiration of the respective leases.

In the aggregate, partners' equity decreased $502,000 during the nine months ended September 30, 1997 due to a net loss.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $1,110,000 of cash. This was due to a net loss of $502,000, decreases in accounts payable and rental deposits of $346,000, and a non-cash credit for lease losses of $306,000, partially offset by a decrease in due from management company of $44,000. During the period, cash flows from investing activities totaled $1,210,000 from principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, pursue litigation, and provide for the orderly liquidation of the Partnership.

Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution.
The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see the financial statements included in Item 1).

Results of Operations

Lease income decreased $63,000 and $260,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to declining lease portfolios.

Interest income decreased $14,000 and $21,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. This decrease is primarily due to an early payoff of an installment contract receivable in December 1996.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996. Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $539,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those covered by its partner distributions, and (ii) effective July 1, 1996, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.


                                       General
                       Expense         Partner
                     Reimbursement   Distributions    Total
                    ----------------------------------------
Three months ended
 9/30/97            $  285,000      $     -       $  285,000
 9/30/96               309,000            -          309,000
                    ----------------------------------------
Increase (decrease) $  (24,000)     $     -       $  (24,000)
                    ========================================


Nine months ended
 9/30/97            $  844,000      $     -       $  844,000
 9/30/96               488,000            -          488,000
                    ----------------------------------------
Increase (decrease) $  356,000      $     -       $  356,000
                    ========================================

Total payments to LRC for the three months ended September 30, 1997 decreased $24,000 compared to last year because of staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $120,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership.

The nine month increase of $356,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $120,000 insurance premium noted above and a $66,000 one-time charge for relocating the former New Era staff to reduced office space.

Professional fees increased $29,000 for the three month period and decreased $26,000 for the nine month period ended September 30, 1997 as compared to the corresponding periods in 1996. The increase results from additional legal fees for Partnership claims against former accountants and others, partially offset by decreases in other legal fees and legal fees for collections. The decrease is due to reductions in audit fees and legal fees for collections and other matters partially offset by increases in legal fees for Partnership claims against former accountants and others.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





                     DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                     Registrant



                 By: /s/DONALD D. TORISKY
                     ----------------------------------------
                     Donald D. Torisky
                     Chairman and Chief Executive Officer
                     Lease Resolution Corporation
                     General Partner of
                     Datronic Equipment Income Fund XVII, L.P.




                 By: /s/ROBERT P. SCHAEN
                     ----------------------------------------
                     Robert P. Schaen
                     Vice Chairman and Chief Financial Officer
                     Lease Resolution Corporation
                     General Partner of
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