Form 10-Q
period 1998-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1998-05-15
CIK 833409

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-Q
                      Quarterly Report Under Section 13
                         or 15 (d) of the Securities
                             Exchange Act of 1934
                      ----------------------------------



For the Quarter Ended
  March 31, 1998                                Commission File Number 0-17744
---------------------                           ------------------------------


                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  -----------------------------------------
            (Exact name of Registrant as specified in its charter)



       Delaware                                             36-3581924
----------------------                              ---------------------------
    State or other                                  IRS Employer Identification
    jurisdiction of                                 Number
    incorporation or
    organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   ---------------------------
      Address of principal                             City, State, Zip Code
      executive offices

Registrant's telephone number:                             (847) 240-6200
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

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

       March 31, 1998 (unaudited)                                       3

       December 31, 1997                                                4

    Statements of Revenue and Expenses (unaudited)

       For the three months ended March 31, 1998                        5

       For the three months ended March 31, 1997                        6

    Statements of Changes in Partners' Equity

       For the three months ended March 31, 1998
          (unaudited)                                                   7

    Statements of Cash Flows (unaudited)

       For the three months ended March 31, 1998                        8

       For the three months ended March 31, 1997                        9

    Notes to Financial Statements (unaudited)                        10 - 11

Item 2.

  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   12 - 13

                         PART II - OTHER INFORMATION

Items 1-6.                                                              14

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                BALANCE SHEETS
                                March 31, 1998
                                 (Unaudited)


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

ASSETS

Cash and cash equivalents              $ 1,743,960  $3,927,113  $5,671,073
Net investment in direct
  financing leases                               -     315,399     315,399
Diverted and other assets, net             102,718     223,165     325,883
Datronic assets, net                             -           -           -
                                       -----------  ----------  ----------


                                       $ 1,846,678  $4,465,677  $6,312,355
                                       ===========  ==========  ==========


LIABILITIES AND PARTNERS' EQUITY
-------------------------------------

Accounts payable and accrued expenses  $       548  $   14,808  $   15,356
Lessee rental deposits                      19,729      48,097      67,826
                                       -----------  ----------  ----------

    Total liabilities                       20,277      62,905      83,182

Total partners' equity                   1,826,401   4,402,772   6,229,173
                                       -----------  ----------  ----------


                                       $ 1,846,678  $4,465,677  $6,312,355
                                       ===========  ==========  ==========








               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                BALANCE SHEETS
                              December 31, 1997


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

ASSETS

Cash and cash equivalents              $ 1,843,376  $3,936,608  $5,779,984
Net investment in direct
  financing leases                               -     461,900     461,900
Diverted and other assets, net             102,718     223,165     325,883
Datronic assets, net                             -           -           -
                                       -----------  ----------  ----------


                                       $ 1,946,094  $4,621,673  $6,567,767
                                       ===========  ==========  ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses  $     1,711  $   20,086  $   21,797
Lessee rental deposits                      25,672      61,010      86,682
                                       -----------  ----------  ----------

    Total liabilities                       27,383      81,096     108,479

Total partners' equity                   1,918,711   4,540,577   6,459,288
                                       -----------  ----------  ----------


                                       $ 1,946,094  $4,621,673  $6,567,767
                                       ===========  ==========  ==========











               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended March 31, 1998
                                 (Unaudited)


                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------

Revenue:
 Lease income                  $     4,254  $   25,428  $   29,682
 Interest income                    21,317      49,462      70,779
                               -----------  ----------  ----------

                                    25,571      74,890     100,461
                               -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement             49,070     116,437     165,507
 Professional fees                  77,153     169,194     246,347
 Other operating expenses            5,346      11,802      17,148
 Credit for lease losses           (13,688)    (84,738)    (98,426)
                               -----------  ----------  ----------

                                   117,881     212,695     330,576
                               -----------  ----------  ----------


Net loss                       $   (92,310) $ (137,805) $ (230,115)
                               ===========  ==========  ==========


Net loss - General Partner     $      (923) $   (1,378) $   (2,301)
                               ===========  ==========  ==========


Net loss - Limited Partners    $   (91,387) $ (136,427) $ (227,814)
                               ===========  ==========  ==========


Net loss per limited
 partnership unit                   $(1.45)    $ (1.00)
                                    ======     =======


Weighted average number
 of limited partnership units
 outstanding                        63,030     136,969
                                    ======     =======








               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended March 31, 1997
                                 (Unaudited)


                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ---------

Revenue:
  Lease income                 $     6,033  $   61,150  $  67,183
  Interest income                   17,223      55,578     72,801
                               -----------  ----------  ---------

                                    23,256     116,728    139,984
                               -----------  ----------  ---------

Expenses:
  General Partner's
   expense reimbursement            78,975     185,700    264,675
  Professional fees                 20,599      50,306     70,905
  Other operating expenses           6,747      14,727     21,474
  Credit for lease losses          (48,775)   (105,968)  (154,743)
                               -----------  ----------  ---------

                                    57,546     144,765    202,311
                               -----------  ----------  ---------


Net loss                       $   (34,290) $  (28,037) $ (62,327)
                               ===========  ==========  =========


Net loss - General Partner     $      (343) $     (280) $    (623)
                               ===========  ==========  =========


Net loss - Limited Partners    $   (33,947) $  (27,757) $ (61,704)
                               ===========  ==========  =========


Net loss per limited
  partnership unit                  $(0.54)    $ (0.20)
                                    ======     =======


Weighted average number
  of limited partnership units
  outstanding                       63,030     136,969
                                    ======     =======








               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)


                                                    Liquidating      Continuing
                                     General          Limited         Limited        Total
                                    Partner's        Partners         Partners'     Partners'
                                     Equity           Equity           Equity        Equity
                                     ------           ------           ------        ------

Balance, December 31, 1997*        $       -        $1,918,711      $4,540,577     $6,459,288

  Net loss                            (2,301)          (91,387)       (136,427)      (230,115)
  Allocation of General
    Partner's Equity                   2,301              (923)         (1,378)             -
                                   ---------        ----------      ----------     ----------


Balance, March 31, 1998            $       -        $1,826,401      $4,402,772     $6,229,173
                                   =========        ==========      ==========     ==========


* Balances are net of $100,599 and $299,320, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.















                See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                           STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 1998
                                 (Unaudited)


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

Cash flows from operating activities:
 Net loss                              $   (92,310) $ (137,805) $ (230,115)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Credit for lease losses                  (13,688)    (84,738)    (98,426)
  Changes in assets and liabilities:
   Accounts payable and accrued
    expenses                                (1,163)     (5,278)     (6,441)
   Lessee rental deposits                   (5,943)    (12,913)    (18,856)
                                       -----------  ----------  ----------

                                          (113,104)   (240,734)   (353,838)
                                       -----------  ----------  ----------


Cash flows from investing activities:
 Principal collections on leases            13,688     231,239     244,927
                                       -----------  ----------  ----------


Net decrease in cash and
 cash equivalents                          (99,416)     (9,495)   (108,911)

Cash and cash equivalents:
 Beginning of year                       1,843,376   3,936,608   5,779,984
                                       -----------  ----------  ----------


 End of first quarter                  $ 1,743,960  $3,927,113  $5,671,073
                                       ===========  ==========  ==========









               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                           STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 1997
                                 (Unaudited)


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                        --------     --------     -----

Cash flows from operating activities:
 Net loss                              $  ( 34,290) $  (28,037) $  (62,327)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Credit for lease losses                  (48,775)   (105,968)   (154,743)
  Changes in assets and liabilities:
   Accounts payable and
    accrued expenses                       (58,087)   (131,022)   (189,109)
   Lessee rental deposits                  (20,027)    (52,366)    (72,393)
   Due to management company                12,676      31,334      44,010
                                       -----------  ----------  ----------

                                          (148,503)   (286,059)   (434,562)
                                       -----------  ----------  ----------


Cash flows from investing activities:
 Principal collections
  on leases                                 59,599     478,419     538,018
                                       -----------  ----------  ----------


Net increase (decrease) in cash
 and cash equivalents                      (88,904)    192,360     103,456

Cash and cash equivalents:
 Beginning of year                       2,203,075   3,532,245   5,735,320
                                       -----------  ----------  ----------


 End of first quarter                  $ 2,114,171  $3,724,605  $5,838,776
                                       ===========  ==========  ==========






               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
                                 (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high- and low- technology equipment. See Notes 4, 7, and 9 to the Partnership's financial statements included in the 1997 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1997 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1997 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 - SUBSEQUENT EVENT: SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 7 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC will determine how these proceeds, net of contingent attorneys fees of $600,000, will be distributed among the partnerships upon completion of the trial currently in process against Price Waterhouse. The Settlement Agreement provides for Weiss & Co. to transfer $2.4 million to an escrow account. This amount will be transferred to LRC no later than 30 days following the United States District Court entering an order of dismissal of Weiss & Co. for which no date has yet been set. All limited partners will be notified of the date once it has been scheduled.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through March 31, 1998. The discussion and analysis of results of operations is for the three month period ended March 31, 1998 as compared to the corresponding period in 1997.

Liquidity and Capital Resources

During the three months ended March 31, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and to provide for the ultimate liquidation of the Partnership.

During the three months ended March 31, 1998, the Partnership's cash and cash equivalents decreased by $109,000 to $5,671,000 at March 31, 1998 from $5,780,000 at December 31, 1997. This decrease is primarily due to cash used in operations of $354,000, partially offset by cash receipts from collections on leases of $245,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the March 31, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had a net loss of $230,000 for the three months ended March 31, 1998 in the aggregate for all classes of partners. This compares to an aggregate net loss for the same period in 1997 of $62,000. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the two periods ended March 31, 1998 and 1997 include the following:

Lease income:
Since May 1994, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three months period ended March 31, 1998 as compared to the corresponding period in 1997.

General Partner's expense reimbursement:
The decrease in first quarter 1998 expense is primarily due to D&O insurance and reductions in staff and related costs. Through the first quarter 1997, insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 1998.





                       DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       Registrant





                   By: /s/DONALD D. TORISKY
                       -----------------------------
                       Donald D. Torisky
                       Chairman and Chief Executive Officer,
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVII, L.P.




                   By: /s/ROBERT P. SCHAEN
                       -----------------------------
                       Robert P. Schaen
                       Vice-Chairman and Chief Financial Officer,
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVII, L.P.

                                EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.