Form 10-Q
period 1998-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1998-08-14
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                        --------------------------------


For the Quarter Ended
   June 30, 1998                                 Commission File Number 0-17744
---------------------                            ------------------------------


                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


   Delaware                                               36-3581924
---------------------------------                ---------------------------
 State or other                                  IRS Employer Identification
 jurisdiction of                                            Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  ---------------------------
   Address of principal                               City, State, Zip Code
    executive offices

Registrant's telephone number:                     (847) 240-6200
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

                                (1)  Yes  x   No

                                (2)  Yes  x   No

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION


Item 1.

Index to Financial Statements
     Balance Sheets

       June 30, 1998 (unaudited)                                            3

       December 31, 1997                                                    4

     Statements of Revenue and Expenses (unaudited)

       For the three months ended June 30, 1998                             5

       For the three months ended June 30, 1997                             6

       For the six months ended June 30, 1998                               7

       For the six months ended June 30, 1997                               8

     Statements of Changes in Partners' Equity

       For the six months ended June 30, 1998                               9
                (unaudited)

     Statements of Cash Flows (unaudited)

       For the six months ended June 30, 1998                              10

       For the six months ended June 30, 1997                              11

     Notes to Financial Statements (unaudited)                        12 - 13

Item 2.

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                  14 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                                 16

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                               BALANCE SHEETS
                                June 30, 1998
                                 (Unaudited)


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS
     ------
     Cash and cash equivalents          $1,608,973  $3,774,254  $5,383,227
     Net investment in direct
      financing leases                           -     179,959     179,959
     Diverted and other assets, net        102,718     223,165     325,883
     Datronic assets, net                        -           -           -
                                       -----------  ----------  ----------

                                        $1,711,691  $4,177,378  $5,889,069
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
      accrued expenses                  $       16  $   13,932  $   13,948
     Lessee rental deposits                 18,654      43,264      61,918
                                       -----------  ----------  ----------

     Total liabilities                      18,670      57,196      75,866

     Total partners' equity              1,693,021   4,120,182   5,813,203
                                       -----------  ----------  ----------

                                        $1,711,691  $4,177,378  $5,889,069
                                       ===========  ==========  ==========




               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                               BALANCE SHEETS
                              December 31, 1997


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------
   ASSETS
   -------

   Cash and cash equivalents               $1,843,376  $3,936,608  $5,779,984
   Net investment in direct
    financing leases                                -     461,900     461,900
   Diverted and other assets, net             102,718     223,165     325,883
   Datronic assets, net                             -           -           -
                                          -----------  ----------  ----------


                                           $1,946,094  $4,621,673  $6,567,767
                                          ===========  ==========  ==========


   LIABILITIES AND PARTNERS' EQUITY
   -------------------------------------

   Accounts payable and accrued expenses   $    1,711  $   20,086  $   21,797
   Lessee rental deposits                      25,672      61,010      86,682
                                          -----------  ----------  ----------

     Total liabilities                         27,383      81,096     108,479

   Total partners' equity                   1,918,711   4,540,577   6,459,288
                                          -----------  ----------  ----------


                                           $1,946,094  $4,621,673  $6,567,767
                                          ===========  ==========  ==========



               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended June 30, 1998
                                 (Unaudited)

                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------
        Revenue:
         Lease income                $       490  $   19,297  $   19,787
         Interest income                  21,292      48,401      69,693
                                     -----------  ----------  ----------

                                          21,782      67,698      89,480
                                     -----------  ----------  ----------

        Expenses:
         General Partner's
          expense reimbursement           48,058     115,269     163,327
         Professional fees               116,572     255,612     372,184
         Other operating expenses          4,787      10,377      15,164
         Credit for lease losses         (14,255)    (30,970)    (45,225)
                                     -----------  ----------  ----------

                                         155,162     350,288     505,450
                                     -----------  ----------  ----------

        Net loss                     $  (133,380) $ (282,590) $ (415,970)
                                     ===========  ==========  ==========


        Net loss - General Partner   $    (1,334) $   (2,826) $   (4,160)
                                     ===========  ==========  ==========


        Net loss - Limited Partners  $  (132,046) $ (279,764) $ (411,810)
                                     ===========  ==========  ==========


        Net loss per limited
         partnership unit            $     (2.09) $    (2.04)
                                     ===========  ==========


        Weighted average number
         of limited partnership
         units outstanding                63,030     136,969
                                     ===========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended June 30, 1997
                                 (Unaudited)

                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------
       Revenue:
        Lease income                  $     6,341  $   53,192  $   59,533
        Interest income                    22,384      52,372      74,756
                                      -----------  ----------  ----------

                                           28,725     105,564     134,289
                                      -----------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             89,386     204,366     293,752
        Professional fees                  30,834      72,443     103,277
        Other operating expenses              959       2,130       3,089
        Credit for lease losses           (33,388)    (72,538)   (105,926)
                                      -----------  ----------  ----------

                                           87,791     206,401     294,192
                                      -----------  ----------  ----------


       Net loss                       $   (59,066) $ (100,837) $ (159,903)
                                      ===========  ==========  ==========

       Net loss -
        General Partner               $      (591) $   (1,008) $   (1,599)
                                      ===========  ==========  ==========


       Net loss -
        Limited Partners              $   (58,475) $  (99,829) $ (158,304)
                                      ===========  ==========  ==========


       Net loss per limited
        partnership unit              $      (.93) $     (.73)
                                      ===========  ==========


       Weighted average number
        of limited partnership units
        outstanding                        63,030     136,969
                                      ===========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                   For the six months ended June 30, 1998
                                 (Unaudited)

                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------
        Revenue:
         Lease income                $     4,744  $   44,725  $   49,469
         Interest income                  42,609      97,863     140,472
                                     -----------  ----------  ----------

                                          47,353     142,588     189,941
                                     -----------  ----------  ----------

        Expenses:
         General Partner's
          expense reimbursement           97,128     231,706     328,834
         Professional fees               193,725     424,806     618,531
         Other operating expenses         10,133      22,179      32,312
         Credit for lease losses         (27,943)   (115,708)   (143,651)
                                     -----------  ----------  ----------

                                         273,043     562,983     836,026
                                     -----------  ----------  ----------


        Net loss                     $  (225,690) $ (420,395) $ (646,085)
                                     ===========  ==========  ==========


        Net loss - General Partner   $    (2,257) $   (4,204) $   (6,461)
                                     ===========  ==========  ==========


        Net loss - Limited Partners  $  (223,433) $ (416,191) $ (639,624)
                                     ===========  ==========  ==========


        Net loss per limited
         partnership unit            $     (3.54) $    (3.04)
                                     ===========  ==========


        Weighted average number
         of limited partnership
         units outstanding                63,030     136,969
                                     ===========  ==========


               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ----------
         Revenue:
          Lease income              $    12,374  $  114,342  $  126,716
          Interest income                39,607     107,950     147,557
                                    -----------  ----------  ----------

                                         51,981     222,292     274,273
                                    -----------  ----------  ----------

         Expenses:
          General Partner's
           expense reimbursement        168,361     390,066     558,427
          Professional fees              51,433     122,749     174,182
          Other operating expenses        7,706      16,857      24,563
          Credit for lease losses       (82,163)   (178,506)   (260,669)
                                    -----------  ----------  ----------

                                        145,337     351,166     496,503
                                    -----------  ----------  ----------


         Net loss                   $   (93,356) $ (128,874) $ (222,230)
                                    ===========  ==========  ==========

         Net loss -
          General Partner           $      (934) $   (1,289) $   (2,223)
                                    ===========  ==========  ==========

         Net loss -
          Limited Partners          $   (92,422) $ (127,585) $ (220,007)
                                    ===========  ==========  ==========

         Net loss per limited
          partnership unit          $     (1.47) $     (.93)
                                    ===========  ==========


         Weighted average number
          of limited partnership
          units outstanding              63,030     136,969
                                    ===========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)

                                                 Liquidating    Continuing
                                      General      Limited       Limited      Total
                                     Partner's     Partners'    Partners'   Partners'
                                      Equity         Equity      Equity      Equity
                                  ------------   -------------  ----------  ----------
Balance, December 31, 1997*         $      -        $1,918,711  $4,540,577  $6,459,288

 Net loss                             (6,461)         (223,433)   (416,191)   (646,085)
 Allocation of General
  Partner's Equity                     6,461            (2,257)     (4,204)          -
                                  ------------   -------------  ----------  ----------

Balance, June 30, 1998              $      -        $1,693,021  $4,120,182  $5,813,203
                                  ============   =============  ==========  ==========


* Balances are net of $100,599 and $299,320, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                           STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 1998
                                 (Unaudited)

                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------
   Cash flows from operating activities:
    Net loss                               $ (225,690)  $(420,395)  $(646,085)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Credit for lease losses                  (27,943)   (115,708)   (143,651)
      Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                              (1,695)     (6,154)     (7,849)
       Lessee rental deposits                  (7,018)    (17,746)    (24,764)
                                          -----------  ----------  ----------

                                             (262,346)   (560,003)   (822,349)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases            27,943     397,649     425,592
                                          -----------  ----------  ----------


   Net decrease in cash
    and cash equivalents                     (234,403)   (162,354)   (396,757)

   Cash and cash equivalents:
    Beginning of year                       1,843,376   3,936,608   5,779,984
                                          -----------  ----------  ----------


    End of second quarter                  $1,608,973  $3,774,254  $5,383,227
                                          ===========  ==========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                           STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 1997
                                 (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------
   Cash flows from operating activities:
    Net loss                                $ (93,356)  $(128,874)  $(222,230)
    Adjustments to reconcile net loss
     to net cash used in
     operating activities:
     Credit for lease losses                  (82,163)   (178,506)   (260,669)
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                               (59,571)   (135,306)   (194,877)
      Lessee rental deposits                  (35,170)    (89,584)   (124,754)
      Due from management company              12,676      31,334      44,010
                                          -----------  ----------  ----------

                                             (257,584)   (500,936)   (758,520)
                                          -----------  ----------  ----------



   Cash flows from investing activities:
    Principal collections on leases            92,987     814,914     907,901


   Net increase (decrease) in cash
    and cash equivalents                     (164,597)    313,978     149,381

   Cash and cash equivalents:
    Beginning of year                       2,203,075   3,532,245   5,735,320
                                          -----------  ----------  ----------


    End of second quarter                  $2,038,478  $3,846,223  $5,884,701
                                          ===========  ==========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


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

NOTE 4 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 7 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co. has transferred $2.4 million to an escrow account; this amount will be transferred to LRC no later than 30 days following the District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion for dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and to provide for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents decreased by $397,000 to $5,383,000 at June 30, 1998 from $5,780,000 at December 31, 1997. This decrease is primarily due to cash used in operations of $823,000, partially offset by cash receipts from collections on leases of $426,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had net losses of $416,000 and $646,000 for the three and six months ended June 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $160,000 and $222,000 for the same periods in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since May 1994, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

General Partner's expense reimbursement:
The decrease for the three and six months ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit primarily reflects collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.





          DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
          Registrant




     By:  /s/ DONALD D. TORISKY
        ------------------------------------------
          Donald D. Torisky
          Chairman and Chief Executive Officer,
          Lease Resolution Corporation
          General Partner of
          Datronic Equipment Income Fund XVII, L.P.




     By:  /s/ ROBERT P. SCHAEN
        ------------------------------------------
          Robert P. Schaen
          Vice-Chairman and Chief Financial Officer,
          Lease Resolution Corporation
          General Partner of
          Datronic Equipment Income Fund XVII, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.