Form 10-Q
period 1998-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1998-11-16
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
 September 30, 1998                              Commission File Number 0-17744
---------------------                            ------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                           36-3581924
  --------------                                       ------------
  State or other                               IRS Employer Identification
  jurisdiction of                                         Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312               Schaumburg, Illinois 60173
---------------------------------               --------------------------
         Address of principal                     City, State, Zip Code
         executive offices

Registrant's telephone number:                        (847) 240-6200
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

                           (1)  Yes  x   No___

                           (2)  Yes  x   No___

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.
-------

Index to Financial Statements

  Balance Sheets

    September 30, 1998 (unaudited)                                   3

    December 31, 1997                                                4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended September 30, 1998                    5

    For the three months ended September 30, 1997                    6

    For the nine months ended September 30, 1998                     7

    For the nine months ended September 30, 1997                     8

  Statements of Changes in Partners' Equity

    For the nine months ended September 30, 1998                     9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the nine months ended September 30, 1998                    10

    For the nine months ended September 30, 1997                    11

  Notes to Financial Statements (unaudited)                    12 - 13

Item 2.
-------

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                14 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                          16
----------

                               DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                            BALANCE SHEETS

                                          September 30, 1998

                                             (Unaudited)

                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                      -----------    ----------      -------
ASSETS

Cash and cash equivalents             $1,570,044       $3,786,462     $5,356,506
Net investment in direct
  financing leases                            --           79,288         79,288
Diverted and other assets, net           102,718          223,165        325,883
Datronic assets, net                          --               --             --
                                      ----------       ----------        -------

                                      $1,672,762       $4,088,915     $5,761,677
                                      ==========       ==========     ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                    $      248       $   14,085     $   14,333
Lessee rental deposits                    13,229           31,823         45,052
                                      ----------       ----------     ----------

Total liabilities                         13,477           45,908         59,385

Total partners' equity                 1,659,285        4,043,007      5,702,292
                                      ----------       ----------     ----------

                                      $1,672,762       $4,088,915     $5,761,677
                                      ==========       ==========     ==========



























                See accompanying notes to financial statements.

                                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                             BALANCE SHEETS

                                           December 31, 1997

                                 Liquidating    Continuing
                                   Limited        Limited
                                  Partners       Partners            Total
                                 -----------    ----------          -------
ASSETS


Cash and cash equivalents          $1,843,376       $3,936,608      $5,779,984
Net investment in direct
  financing leases                         --          461,900         461,900
Diverted and other assets, net        102,718          223,165         325,883
Datronic assets, net                       --               --              --
                                   ----------       ----------      ----------


                                   $1,946,094       $4,621,673      $6,567,767
                                   ==========       ==========      ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
 accrued expenses                  $    1,711       $   20,086      $   21,797
Lessee rental deposits                 25,672           61,010          86,682
                                   ----------       ----------      ----------

     Total liabilities                 27,383           81,096         108,479

Total partners' equity              1,918,711        4,540,577       6,459,288
                                   ----------       ----------      ----------

                                   $1,946,094       $4,621,673      $6,567,767
                                   ==========       ==========      ==========

























                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the three months ended September 30, 1998

                                   (Unaudited)

                                    Liquidating          Continuing
                                     Limited              Limited
                                     Partners             Partners              Total
                                    -----------          ----------            -------
Revenue:
  Lease income                     $   1,595            $  11,578              $ 13,173
  Interest income                     20,486               47,040                67,526
                                   ---------            ---------              --------

                                      22,081               58,618                80,699
                                   ---------            ---------              --------

Expenses:
  General Partner's
    expense reimbursement             53,347              128,501               181,848
  Professional fees                    8,431               20,216                28,647
  Other operating expenses             2,231                4,875                 7,106
  Credit for lease losses             (8,192)             (17,799)              (25,991)
                                   ---------            ---------             ---------

                                      55,817              135,793               191,610
                                   ---------            ---------             ---------

Net loss                           $ (33,736)           $ (77,175)            $(110,911)
                                   =========            =========             =========


Net loss - General Partner         $    (337)           $    (772)            $  (1,109)
                                   =========            =========             =========


Net loss - Limited Partners        $ (33,399)           $ (76,403)            $(109,802)
                                   =========            =========             =========


Net loss per limited
  partnership unit                    $ (.53)             $  (.56)
                                      ======              =======


Weighted average number
  of limited partnership
  units outstanding                   63,030              136,969
                                      ======              =======



















                See accompanying notes to financial statements.

                             DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                               STATEMENTS OF REVENUE AND EXPENSES

                        For the three months ended September 30, 1997

                                           (Unaudited)



                                   Liquidating          Continuing
                                     Limited              Limited
                                    Partners             Partners                 Total
                                   -----------          ----------               -------
Revenue:
  Lease income                       $   5,336            $  42,722              $ 48,058
  Interest income                       22,931               53,349                76,280
                                     ---------            ---------              --------

                                        28,267               96,071               124,338
                                     ---------            ---------              --------

Expenses:
  General Partner's
    expense reimbursement               85,187              199,925               285,112
  Professional fees                     43,893               98,738               142,631
  Other operating expenses               6,749               14,677                21,426
  Credit for lease losses              (14,116)             (30,668)              (44,784)
                                     ---------            ---------             ---------

                                       121,713              282,672               404,385
                                     ---------            ---------             ---------


Net loss                             $ (93,446)           $(186,601)            $(280,047)
                                     =========            =========             =========


Net loss - General Partner           $    (934)           $  (1,866)            $  (2,800)
                                     =========            =========             =========


Net loss - Limited Partners          $ (92,512)           $(184,735)            $(277,247)
                                     =========            =========             =========

Net loss per limited
  partnership unit                      $(1.47)             $ (1.35)
                                        ======              =======


Weighted average number
  of limited partnership units
  outstanding                           63,030              136,969
                                        ======              =======
















                See accompanying notes to financial statements.

                              DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                 STATEMENTS OF REVENUE AND EXPENSES

                            For the nine months ended September 30, 1998

                                           (Unaudited)

                                  Liquidating          Continuing
                                    Limited              Limited
                                   Partners             Partners                  Total
                                  -----------          ----------                -------
Revenue:
  Lease income                      $   6,339            $  56,303              $ 62,642
  Interest income                      63,095              144,903               207,998
                                    ---------            ---------              --------

                                       69,434              201,206               270,640
                                    ---------            ---------              --------

Expenses:
  General Partner's
    expense reimbursement             150,475              360,207               510,682
  Professional fees                   202,156              445,022               647,178
  Other operating expenses             12,364               27,054                39,418
  Credit for lease losses             (36,135)            (133,507)             (169,642)
                                    ---------            ---------             ---------

                                      328,860              698,776             1,027,636
                                    ---------            ---------             ---------


Net loss                            $(259,426)           $(497,570)            $(756,996)
                                    =========            =========             =========


Net loss - General Partner          $  (2,594)           $  (4,976)            $  (7,570)
                                    =========            =========             =========


Net loss - Limited Partners         $(256,832)           $(492,594)            $(749,426)
                                    =========            =========             =========


Net loss per limited
  partnership unit                     $(4.07)             $ (3.60)
                                       ======              =======


Weighted average number
  of limited partnership
  units outstanding                    63,030              136,969
                                       ======              =======


















                See accompanying notes to financial statements.

                              DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                                 STATEMENTS OF REVENUE AND EXPENSES

                           For the nine months ended September 30, 1997

                                              (Unaudited)


                                Liquidating     Continuing
                                  Limited         Limited
                                 Partners        Partners             Total
                                -----------     ----------           -------
Revenue:
  Lease income                    $  17,710       $ 157,064         $  174,774
  Interest income                    62,538         161,299            223,837
                                  ---------       ---------         ----------

                                     80,248         318,363            398,611
                                  ---------       ---------         ----------

Expenses:
  General Partner's
    expense reimbursement           253,548         589,991            843,539
  Professional fees                  95,326         221,487            316,813
  Other operating expenses           14,455          31,534             45,989
  Credit for lease losses           (96,279)       (209,174)          (305,453)
                                  ---------       ---------         ----------

                                    267,050         633,838            900,888
                                  ---------       ---------         ----------


Net loss                          $(186,802)      $(315,475)        $ (502,277)
                                  =========       =========         ==========


Net loss - General Partner        $  (1,868)      $  (3,155)        $   (5,023)
                                  =========       =========         ==========


Net loss - Limited Partners       $(184,934)      $(312,320)        $ (497,254)
                                  =========       =========         ==========

Net loss per limited
  partnership unit                   $(2.93)        $ (2.28)
                                     ======         =======


Weighted average number
  of limited partnership units
  outstanding                        63,030         136,969
                                     ======         =======


















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  (Unaudited)


                                                      Liquidating          Continuing
                                     General             Limited            Limited            Total
                                    Partner's           Partners'           Partners'          Partners'
                                     Equity              Equity              Equity             Equity
                                   ----------          ------------       ------------        -----------

Balance, December 31, 1997*        $       --           $1,918,711         $4,540,577         $6,459,288

  Net loss                             (7,570)            (256,832)          (492,594)          (756,996)
  Allocation of General
    Partner's Equity                    7,570               (2,594)            (4,976)                --
                                    ---------          ------------        ----------         ----------


Balance, September 30, 1998         $      --            $1,659,285        $4,043,007         $5,702,292
                                    =========            ==========        ==========         ==========


[FN]

* Balances are net of $100,599 and $299,320, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


































                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1998

                                  (Unaudited)

                                              Liquidating         Continuing
                                                Limited            Limited
                                                Partners           Partners             Total
                                              -----------         ----------          ----------
Cash flows from operating activities:
  Net loss                                     $ (259,426)        $ (497,570)         $ (756,996)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Credit for lease losses                       (36,135)          (133,507)           (169,642)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                   (1,463)            (6,001)             (7,464)
      Lessee rental deposits                      (12,443)           (29,187)            (41,630)
                                               ----------         ----------          ----------

                                                 (309,467)          (666,265)           (975,732)
                                               ----------         ----------          ----------


Cash flows from investing activities:
  Principal collections on leases                  36,135            516,119             552,254
                                               ----------         ----------          ----------


Net decrease in cash
  and cash equivalents                           (273,332)          (150,146)           (423,478)

Cash and cash equivalents:
  Beginning of year                             1,843,376          3,936,608           5,779,984
                                               ----------         ----------          ----------


  End of third quarter                         $1,570,044         $3,786,462          $5,356,506
                                               ==========         ==========          ==========





















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1997

                                  (Unaudited)


                                                     Liquidating           Continuing
                                                       Limited              Limited
                                                       Partners             Partners               Total
                                                     ----------            ----------           ----------
Cash flows used for operating activities:
  Net loss                                           $ (186,802)           $ (315,475)          $ (502,277)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Credit for lease losses                             (96,279)             (209,174)            (305,453)
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                                (64,162)             (149,126)            (213,288)
      Lessee rental deposits                            (37,778)              (95,249)            (133,027)
      Due from management company                        12,676                31,334               44,010
                                                     ----------            ----------           ----------

                                                       (372,345)             (737,690)          (1,110,035)
                                                     ----------            ----------           ----------

Cash flows from investing activities:
  Principal collections on leases                       107,103             1,103,211            1,210,314
                                                     ----------            ----------           ----------


Net increase (decrease) in cash
  and cash equivalents                                 (265,242)              365,521              100,279

Cash and cash equivalents:
  Beginning of year                                   2,203,075             3,532,245            5,735,320
                                                     ----------            ----------           ----------


  End of third quarter                               $1,937,833            $3,897,766           $5,835,599
                                                     ==========            ==========           ==========




















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

                                  (Unaudited)


NOTE 1 -- ORGANIZATION:
-----------------------

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

NOTE 2 -- BASIS OF FINANCIAL STATEMENTS:
----------------------------------------

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

NOTE 3 -- LIMITED PARTNERSHIP DISTRIBUTIONS:
--------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 -- SETTLEMENT OF LITIGATION:
-----------------------------------

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and to provide for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents decreased by $424,000 to $5,356,000 at September 30, 1998 from $5,780,000 at December 31, 1997. This decrease is primarily due to cash used in operations of $976,000, partially offset by cash receipts from collections on leases of $552,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 1998. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations
---------------------

The Partnership had net losses of $111,000 and $757,000 for the three and nine months ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $280,000 and $502,000 for the same periods in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since May 1994, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

General Partner's expense reimbursement:
The decrease for the three and nine months ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The increase for the nine month period ended September 30, 1998 primarily reflects fees paid during the second quarter of 1998 in connection with the trial against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 4 to the Partnership's financial statements included in Item 1.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: /s/ DONALD D. TORISKY
            --------------------------------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




        By: /s/ ROBERT P. SCHAEN
            --------------------------------------------------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.

                                  EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION

27                     Financial Data Schedule, which is
                       submitted electronically to the
                       Securities and Exchange Commission for
                       Information only and not filed.
