Form 10-K405
period 1998-12-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1999-03-30
CIK 833409

                                   Form 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

Commission File Number 0-17744
                       _______

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                  36-3581924
        ________________                           __________________
        State or other                            (I.R.S. Employer
        jurisdiction of                            Identification No.)
        incorporation or
        organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois      60173
______________________________________________________       _____
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    ______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange
on which registered
       NONE                                             NONE
___________________                              _____________________
Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     _____________________________________
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ___   ___

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

As more fully described in Part II, Item 8, Notes 1, 4 and 7, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corporation ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began May 31, 1994, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

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

The Partnership has no employees. LRC, the General Partner, employed 27 persons at December 31, 1998 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 16, 1999, the Partnership estimates that there were approximately 8,163 record owners of Units.

                                 DISTRIBUTIONS

Reference is made to Part II, Item 8, Notes 6 and 9 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995, and 1994 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

                    Statements of Revenue and Expenses Data
                    (in thousands, except for Unit amounts)

                                  For the years ended December 31,
                       --------------------------------------------------------
                         1998         1997       1996        1995        1994
                         ----         ----       ----        ----        ----
Total revenue          $  1,224     $   514     $ 1,092     $ 1,901     $ 3,123

Total expenses            1,431       1,234       2,522       1,855       3,276
                       --------     -------     -------     --------    -------
Net earnings (loss)    $   (207)    $  (720)    $(1,430)    $    46     $  (153)
                       --------     -------     -------     --------    -------

Net earnings (loss)
 per Unit

 Class A               $  (1.39)    $ (4.06)    $ (8.39)    $ (1.76)    $ (2.73)
                       --------     -------     -------     -------     -------
 Class B               $   (.85)    $ (3.34)    $ (6.47)    $  1.14     $   .15
                       --------     -------     -------     -------     -------
 Class C               $   (.85)    $ (3.34)    $ (6.47)    $  1.14     $   .15
                       --------     -------     -------     -------     -------

Distributions per Unit
 (per year)

 Class A               $   -        $   -       $   -       $  3.98     $ 73.59
                       --------     -------     -------     --------    -------
 Class B               $   -        $   -       $  1.00     $ 69.38     $ 70.30
                       --------     -------     -------     --------    -------
 Class C               $   -        $   -       $  1.00     $ 69.38     $ 70.30
                       --------     -------     -------     --------    -------

Weighted average number
 of Units outstanding

 Class A                 63,030      63,030      63,030      63,030      63,030
                       --------     -------     -------     --------    -------
 Class B                136,859     136,859     136,859     136,859     136,859
                       --------     -------     -------     --------    -------
 Class C                    110         110         110         110         110
                       --------     -------     -------     --------    -------


Balance Sheet Data
(in thousands, except for Unit amounts)

                                          As of December 31,
                       --------------------------------------------------------
                         1998         1997       1996        1995        1994
                         ----         ----       ----        ----        ----
Total assets           $  6,312     $ 6,568     $ 7,683     $ 10,031    $19,775
                       --------     -------     -------     --------    -------
Total liabilities      $     59     $   109     $   503     $  1,284    $ 1,259
                       --------     -------     -------     --------    -------
Partners' equity       $  6,253     $ 6,459     $ 7,180     $  8,747    $18,516
                       --------     -------     -------     --------    -------
Book value per Unit
  Class A              $  30.64     $ 32.04     $ 36.09     $  44.48    $ 49.36
                       --------     -------     -------     --------    -------
  Class B              $  34.48     $ 35.33     $ 38.68     $  46.15    $113.43
                       --------     -------     -------     --------    -------
  Class C              $  37.89     $ 39.34     $ 42.69     $  50.16    $117.44
                       --------     -------     -------     --------    -------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $207,000 in 1998 in the aggregate for all classes of partners. This compares to aggregate net losses in 1997 and 1996 of $721,000 and $1,429,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1998 include the following:

Lease income:
Since May 1994, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1998. This trend will continue as the Partnership liquidates its remaining leases.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received in connection with the resolution of litigation against its former accountants. See Note 7 to the Partnership's financial statements included in Item 8.

Recovery of Datronic Assets:
Recovery of Datronic Assets represents the Partnership's 16.0% share of previously reserved cash balances held by a nominee company for the benefit of the Datronic Partnerships. During 1998, potential claims against these funds were resolved and a total of $750,000 was distributed proportionately to each of the Datronic Partnerships. See Note 5 to the Partnership's financial statements included in Item 8.

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes interest earned on an installment contract, including $243,000 of previously unrecorded interest income recorded in connection with the payoff of the remaining balance due.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1998 and 1997 reflect no New Era management fees and 1996 results reflect only six months of such fees plus $813,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. The decrease in 1998 is due to the effects of staff reductions and other cost savings realized during 1998. Included in 1997 expenses is $120,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $66,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 9 to the Partnership's financial statements included in
Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 7 to the Partnership's financial statements included in Item 8. The 1998 and 1997 increases reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1998 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease loss:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio. The credits in 1997 and 1998 reflect net recoveries of lease balances previously reserved.

Provision (credit) for loss on Diverted and other assets: This provision (credit) represents the Partnership's share of any decrease (recovery) in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 4 to the Partnership's financial statements included in item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership's cash and cash equivalents increased by $219,000 to $5,999,000 at December 31, 1998 from $5,780,000 at
December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $669,000 (includes approximately $218,000 from leases that were fully reserved) and a distribution of Diverted and other assets of $157,000, partially offset by cash used in operations of $607,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the cash receipts from leases owned by the Partnership as well as the disposition of the remaining Diverted Assets. The ultimate liquidation date of the Partnership and its associated costs are not yet certain due to various timing issues relating to the liquidation of the Partnership's remaining assets. The lease portfolio is scheduled to be fully liquidated by April 1999 and the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois) are expected to be liquidated during 1999.

Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation resolved. Now that additional assets have been liquidated, the General Partner has determined that an interim cash distribution will be paid to the limited partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements of the Partnership in the Year 2000. Furthermore, the only material relationships the Partnership has with third parties that could be affected by the Year 2000 are those with the Partnership's banking institutions. LRC has been advised by the Partnership's banking institutions that they are Year 2000 compliant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Financial Statements:                                       Page(s)
                                                                    -------
   Independent Auditors' Report                                      11-12

   Balance Sheets
     In Total for All Class of Limited Partners
     at December 31, 1998 and 1997                                     13

     By Class of Limited Partner December 31, 1998                     14

       December 31, 1997                                               15

   Statements of Revenue and Expenses
     In Total for All Classes of Limited Partners for the
     years ended December 31, 1998, 1997 and 1996                      16

     By Class of Limited Partner for the years ended
       December 31, 1998                                               17

       December 31, 1997                                               18

       December 31, 1996                                               19

   Statements of Changes in Partners' Equity
     For the years ended December 31, 1998, 1997 and 1996              20
   Statements of Cash Flows
     In Total for All Classes of Limited Partners
     for the years ended December 31, 1998, 1997 and 1996              21

     By Class of Limited Partner for the years ended
       December 31, 1998                                               22

       December 31, 1997                                               23

       December 31, 1996                                               24

   Notes to Financial Statements                                     25-35


                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVII, L.P. ("the Partnership") as of December 31, 1998 and 1997 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1998 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 9 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 4, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities -- Datronic Equipment Income Fund XVI, XVIII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 9, 1999

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                            December 31,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
ASSETS

Cash and cash equivalents                            $5,998,910       $5,779,984
Judgment receivable, net                                133,435            -
Net investment in direct
  financing leases                                       11,039          461,900
Diverted and other assets, net                          168,443          325,883
Datronic assets, net                                      -                -
                                                     ----------       ----------
                                                     $6,311,827       $6,567,767
                                                     ==========       ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                           $   26,444       $   21,797
Lessee rental deposits                                   32,712           86,682
                                                     ----------       ----------
    Total liabilities                                    59,156          108,479
Total partners' equity                                6,252,671        6,459,288
                                                     ----------       ----------
                                                     $6,311,827       $6,567,767
                                                     ==========       ==========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER




                                                 December 31, 1998
                                     ------------------------------------------
                                     Liquidating      Continuing
                                       Limited          Limited
                                       Partners        Partners         Total
                                     -----------      ----------      ---------
ASSETS

Cash and cash equivalents             $1,748,534      $4,250,376      $5,998,910
Judgment receivable, net                  42,059          91,376         133,435
Net investment in direct
  financing leases                        -               11,039          11,039
Diverted and other assets, net            53,093         115,350         168,443
Datronic assets, net                      -               -               -
                                      ----------      ----------      ----------
                                      $1,843,686      $4,468,141      $6,311,827
                                      ==========      ==========      ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
   expenses                           $    3,973      $   22,471      $   26,444
Lessee rental deposits                     9,682          23,030          32,712
                                      ----------      ----------      ----------
    Total liabilities                     13,655          45,501          59,156

Total partners' equity                 1,830,031       4,422,640       6,252,671
                                      ----------      ----------      ----------
                                      $1,843,686      $4,468,141      $6,311,827
                                      ==========      ==========      ==========


                See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                              BALANCE SHEETS
                        BY CLASS OF LIMITED PARTNER

                                                 December 31, 1997
                                  --------------------------------------------
                                   Liquidating       Continuing
                                     Limited          Limited
                                    Partners         Partners           Total
                                  -----------        ---------         --------

ASSETS

Cash and cash equivalents            $1,843,376        $3,936,608      $5,779,984
Net investment in direct
  financing leases                       -                461,900         461,900
Diverted and other assets, net          102,718           223,165         325,883
Datronic assets, net                     -                 -               -
                                     ----------        ----------      ----------
                                     $1,946,094        $4,621,673      $6,567,767
                                     ==========        ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    1,711        $   20,086      $   21,797
Lessee rental deposits                   25,672            61,010          86,682
                                     ----------        ----------      ----------
      Total liabilities                  27,383            81,096         108,479

Total partners' equity                1,918,711         4,540,577       6,459,288
                                     ----------        ----------      ----------
                                     $1,946,094        $4,621,673      $6,567,767
                                     ==========        ==========      ==========

              See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                        For the years ended December 31,
                                        --------------------------------
                                     1998             1997             1996
                                     ----             ----             ----
Revenue:
  Lease income                    $   72,761       $  214,630       $   522,261
  Litigation proceeds                762,854            -                 -
  Recovery of Datronic assets        120,000            -                 -
  Interest income                    268,783          299,208           569,816
                                  ----------       ----------       -----------

                                   1,224,398          513,838         1,092,077
                                  ----------       ----------       -----------
Expenses:
  Management fees - New Era        $   -            $   -           $ 1,354,358
  General Partner's expense
    reimbursement                    685,033          952,000           537,803
  Professional fees - litigation     773,535          428,583           303,523
  Professional fees - other          126,729          165,453           251,777
  Other operating expenses            63,421           59,085            54,526
  Credit for lease losses           (217,703)        (343,211)            -
  Provision (credit) for loss on
    Diverted and other assets          -              (27,419)           19,585
                                  ----------       ----------       -----------

                                   1,431,015        1,234,491         2,521,572
                                  ----------       ----------       -----------

Net loss                          $ (206,617)      $ (720,653)      $(1,429,495)
                                  ==========       ==========       ===========

Net loss - General Partner        $   (2,066)      $   (7,207)      $   (14,295)
                                  ==========       ==========       ===========

Net loss - Limited Partners       $ (204,551)      $ (713,446)      $(1,415,200)
                                  ==========       ==========       ===========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                        Liquidating       Continuing
                                          Limited           Limited
                                         Partners          Partners            Total
                                        ------------      ------------       -----------

Revenue:
  Lease income                           $  7,705           $  65,056         $   72,761
  Litigation proceeds                     240,452             522,402            762,854
  Recovery of Datronic assets              37,824              82,176            120,000
  Interest income                          81,362             187,421            268,783
                                         --------           ---------         ----------
                                          367,343             857,055          1,224,398
                                         --------           ---------         ----------
Expenses:
  General Partner's expense
    reimbursement                        $202,985           $ 482,048         $   685,033
  Professional fees - litigation          243,818             529,717             773,535
  Professional fees - other                37,470              89,259             126,729
  Other operating expenses                 19,882              43,539              63,421
  Credit for lease losses                 (48,132)           (169,571)           (217,703)
                                         --------           ---------         -----------

                                          456,023             974,992           1,431,015
                                         --------           ---------         -----------

Net loss                                 $(88,680)          $(117,937)        $  (206,617)
                                         ========           =========         ===========

Net loss - General Partner               $   (887)          $  (1,179)        $    (2,066)
                                         ========           =========         ===========

Net loss - Limited Partners              $(87,793)          $(116,758)        $  (204,551)
                                         ========           =========         ===========
Net loss per limited
  partnership unit                       $  (1.39)          $   (0.85)
                                         ========           =========
Weighted average number of limited
  partnership units outstanding            63,030             136,969
                                         ========           =========

                See accompanying notes to financial statements.

                       DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          STATEMENTS OF REVENUE AND EXPENSES
                              BY CLASS OF LIMITED PARTNER
                         For the year ended December 31, 1997

                                        Liquidating        Continuing
                                          Limited            Limited
                                          Partners          Partners           Total
                                         ----------        ----------        -----------
Revenue:
  Lease income                           $  22,526         $ 192,104         $  214,630
  Interest income                           84,237           214,971            299,208
                                         ----------        ----------        -----------
                                           106,763           407,075            513,838
                                         ----------        ----------        -----------
Expenses:
  General Partner's expense
    reimbursement                        $ 282,806         $ 669,194         $  952,000
  Professional fees - litigation           135,089           293,494            428,583
  Professional fees - other                 45,493           119,960            165,453
  Other operating expenses                  18,500            40,585             59,085
  Credit for lease losses                 (108,180)         (235,031)          (343,211)
  Credit for loss on
    Diverted and other assets               (8,642)          (18,777)           (27,419)
                                         ----------        ----------        -----------

                                           365,066           869,425          1,234,491
                                         ----------        ----------        -----------

Net loss                                 $(258,303)        $(462,350)        $ (720,653)
                                         ==========        ==========        ===========

Net loss - General Partner               $  (2,583)        $  (4,624)        $   (7,207)
                                         ==========        ==========        ===========

Net loss - Limited Partners              $(255,720)        $(457,726)        $ (713,446)
                                         ==========        ==========        ===========
Net loss per limited
  partnership unit                       $   (4.06)        $   (3.34)
                                         ==========        ==========
Weighted average number of limited
  partnership units outstanding             63,030           136,969
                                         ==========        ==========

                    See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF REVENUE AND EXPENSES
                        BY CLASS OF LIMITED PARTNER
                   For the year ended December 31, 1996

                                  Liquidating      Continuing
                                    Limited         Limited
                                   Partners         Partners         Total
                                 ------------      ----------        -----

Revenue:
  Lease income                    $   53,900      $  468,361      $   522,261
  Interest income                    116,911         452,905          569,816
                                  ----------       ---------      -----------
                                     170,811         921,266        1,092,077
                                  ----------       ---------      -----------

Expenses:
  Management fees - New Era       $ 400,921       $  953,437      $ 1,354,358
  General Partner's expense
    reimbursement                   162,294          375,509          537,803
  Professional fees - litigation     95,670          207,853          303,523
  Professional fees - other          71,834          179,943          251,777
  Other operating expenses           16,818           37,708           54,526
  Provision (credit) for lease
    losses                          (48,856)          48,856             -
  Provision for loss on
    Diverted and other assets         6,173           13,412           19,585
                                  ---------       ----------      -----------

                                    704,854        1,816,718        2,521,572
                                  ---------       ----------      -----------

Net loss                          $(534,043)      $ (895,452)     $(1,429,495)
                                  =========       ==========      ===========

Net loss - General Partner        $  (5,340)      $   (8,955)     $   (14,295)
                                  =========       ==========      ===========

Net loss - Limited Partners       $(528,703)      $ (886,497)     $(1,415,200)
                                  =========       ==========      ===========
Net loss per limited
  partnership unit                $   (8.39)      $    (6.47)
                                  =========       ==========
Weighted average number of limited
  partnership units outstanding      63,030          136,969
                                  =========       ==========

              See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the three years ended December 31, 1998

                                           Liquidating   Continuing
                               General       Limited      Limited       Total
                              Partner's     Partners'     Partners'    Partners'
                               Equity        Equity        Equity       Equity
                             -----------   ----------    ----------   ----------
Balance, December 31, 1995   $    -        $2,711,057    $6,035,349   $8,746,406

  Distributions to partners       -             -          (136,970)    (136,970)
  Net loss                      (14,295)     (528,703)     (886,497)  (1,429,495)
  Allocation of General
    Partner's Equity             14,295        (5,340)       (8,955)       -
                             ----------     ----------   ----------   ----------

Balance, December 31, 1996        -          2,177,014    5,002,927    7,179,941
                             ----------     ----------   ----------   ----------
  Net loss                       (7,207)      (255,720)    (457,726)    (720,653)
  Allocation of General
  Partner's Equity                7,207         (2,583)      (4,624)        -
                             ----------     ----------   ----------   ----------

Balance, December 31, 1997        -          1,918,711    4,540,577    6,459,288
                             ----------     ----------   ----------   ----------
  Net loss                       (2,066)       (87,793)    (116,758)    (206,617)
  Allocation of General
    Partner's Equity              2,066           (887)      (1,179)        -
                             ----------     ----------   ----------   ----------
Balance, December 31, 1998   $    -         $1,830,031   $4,422,640   $6,252,671
                             ==========     ==========   ==========   ==========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                For the years ended December 31,
                                          -------------------------------------------
                                              1998            1997            1996
                                          ----------      ----------      -----------
Cash flows from operating activities:
  Net loss                                 $(206,617)      $(720,653)     $(1,429,495)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (217,703)       (343,211)           -
    Provision (credit) for loss on
      Diverted and other assets                -             (27,419)          19,585
    Changes in assets and liabilities:
      Judgment receivable, net              (133,435)          -                -
      Accounts payable and
        accrued expenses                       4,647        (218,824)        (188,036)
      Lessee rental deposits                 (53,970)       (176,186)        (592,490)
      Due from management
        company                                -              44,010          (44,420)
                                           ---------      ----------      -----------
                                            (607,078)     (1,442,283)      (2,234,856)
                                           ----------     ----------      -----------
Cash flows from investing activities:
  Principal collections on leases            668,564       1,486,947        4,004,869
  Distribution of Diverted and other
    assets                                   157,440           -                -
  Release of Restricted cash                   -               -               34,301
  Principal collections on installment
  contract receivable                          -               -              172,673
                                          ----------      ----------      -----------
                                             826,004       1,486,947        4,211,843
                                          ----------      ----------      -----------
Cash flows from financing activities:
  Distributions to Limited Partners            -               -             (136,970)
                                          ----------      ----------      -----------
                                               -               -             (136,970)
                                          ----------      ----------      -----------
Net increase in cash and
  cash equivalents                           218,926          44,664        1,840,017
Cash and cash equivalents:
  Beginning of year                        5,779,984       5,735,320        3,895,303
                                          ----------      ----------       ----------
  End of year                             $5,998,910      $5,779,984       $5,735,320
                                          ==========      ==========       ==========

                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                         Liquidating      Continuing
                                           Limited          Limited
                                          Partners         Partners         Total
                                         -----------     ------------    -----------

Cash flows from operating activities:
  Net loss                               $  (88,680)     $ (117,937)     $ (206,617)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (48,132)       (169,571)       (217,703)
    Changes in assets and liabilities:
      Judgment receivable, net              (42,059)        (91,376)       (133,435)
      Accounts payable and
        accrued expenses                      2,262           2,385           4,647
      Lessee rental deposits                (15,990)        (37,980)        (53,970)
                                         ----------      ----------      ----------
                                           (192,599)       (414,479)       (607,078)
                                         ----------      ----------      ----------
Cash flows from investing activities:
  Principal collections on leases            48,132         620,432         668,564
  Distribution of Diverted and other
    assets                                   49,625         107,815         157,440
                                         ----------      ----------      ----------
                                             97,757         728,247         826,004
                                         ----------      ----------      ----------
Net increase (decrease) in cash and
  cash equivalents                          (94,842)        313,768         218,926
Cash and cash equivalents:
  Beginning of year                       1,843,376       3,936,608       5,779,984
                                         ----------      ----------      ----------
  End of year                            $1,748,534      $4,250,376      $5,998,910
                                         ==========      ==========      ==========

                 See accompanying notes to financial statements

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         STATEMENTS OF CASH FLOWS
                        BY CLASS OF LIMITED PARTNER
                   For the year ended December 31, 1997


                                          Liquidating     Continuing
                                           Limited         Limited
                                           Partners        Partners        Total
                                          ----------      ----------     ----------
Cash flows from operating activities:
  Net loss                                 $(258,303)     $(462,350)     $(720,653)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (108,180)      (235,031)      (343,211)
    Credit for loss on
      Diverted and other assets               (8,642)       (18,777)       (27,419)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     (65,885)      (152,939)      (218,824)
      Lessee rental deposits                 (50,369)      (125,817)      (176,186)
      Due from management
        company                               12,676         31,334         44,010
                                          ----------     ----------     ----------
                                            (478,703)      (963,580)    (1,442,283)
                                          ----------     ----------     ----------

Cash flows from investing activities:
  Principal collections on leases            119,004      1,367,943      1,486,947
                                          ----------     ----------     ----------
                                             119,004      1,367,943      1,486,947
                                          ----------     ----------     ----------

Net increase (decrease) in cash and
  cash equivalents
Cash and cash equivalents:                  (359,699)       404,363         44,664
  Beginning of year
  End of year                              2,203,075      3,532,245      5,735,320
                                          ----------     ----------     ----------
                                          $1,843,376     $3,936,608     $5,779,984
                                          ==========     ==========     ==========


              See accompanying notes to financial statements

                           DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   STATEMENTS OF CASH FLOWS
                                  BY CLASS OF LIMITED PARTNER
                             For the year ended December 31, 1996

                                          Liquidating     Continuing
                                            Limited         Limited
                                           Partners        Partners         Total
                                          -----------     -----------    ------------
Cash flows from operating activities:
Net loss                                  $ (534,043)      $(895,452)    $(1,429,495)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                 (48,856)         48,856          -
    Provision for loss on
      Diverted and other assets                6,173          13,412          19,585
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     (57,668)       (130,368)       (188,036)
      Lessee rental deposits                (177,026)       (415,464)       (592,490)
      Due from management
        company                              (12,810)        (31,610)        (44,420)
                                          ----------      ----------     -----------
                                            (824,230)     (1,410,626)     (2,234,856)
                                          ----------      ----------     -----------
Cash flows from investing activities:
  Principal collections on leases            582,314       3,422,555       4,004,869
  Release of Restricted cash                  10,812          23,489          34,301
  Principal collections on                                                    -
    installment contract receivable           54,427         118,246         172,673
                                          ----------      ----------     -----------
                                             647,553       3,564,290       4,211,843
                                          ----------      ----------     -----------
Cash flows from financing activities:
  Distributions to Limited Partners            -            (136,970)       (136,970)
                                          ----------      ----------     -----------
                                               -            (136,970)       (136,970)
                                          ----------      ----------     -----------
Net increase (decrease) in cash and
  cash equivalents                          (176,677)      2,016,694       1,840,017
Cash and cash equivalents:
  Beginning of year                        2,379,752       1,515,551       3,895,303
                                          ----------      ----------     -----------
  End of year                             $2,203,075      $3,532,245     $ 5,735,320
                                          ==========      ==========     ===========

                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

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

On May 31, 1994, the Partnership began its Liquidating Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 9). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1998 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1998, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.41 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 5).

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner
(LRC) and other Datronic Partnerships are also included.

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

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), interest collected on non-performing leases, late fees, and other lease related items.

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1998 and 1997 are as follows:

                                                 December 31, 1998
                                   --------------------------------------------
                                   Liquidating       Continuing
                                      Limited          Limited
                                     Partners         Partners          Total
                                   -----------      -----------      ----------
Performing leases
  Minimum lease payments
    receivable                     $     2,791      $    21,626      $   24,417
  Unearned income                        -                 (152)           (152)
  Estimated residuals                    -                -               -
                                   -----------      -----------      ----------
Total performing leases                  2,791           21,474          24,265
Non-performing leases                  584,531        1,696,276       2,280,807
                                   -----------      -----------      ----------
Net investment in direct financing
  leases before allowance for
  lease losses                         587,322        1,717,750       2,305,072
Allowance for lease losses            (587,322)      (1,706,711)     (2,294,033)
                                   -----------      -----------      ----------
Net investment in direct financing
  leases                           $      -         $    11,039      $   11,039
                                   ===========      ===========      ==========

Billed and outstanding balances
  included in net investment
  in direct financing leases       $     2,791      $     8,769      $   11,560
                                   ===========      ===========      ==========


                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

                                                                         December 31, 1997
                                                     ------------------------------------------------------------
                                                     Liquidating               Continuing
                                                       Limited                  Limited
                                                       Partners                 Partners                 Total
                                                     -----------               ----------                -----
Performing leases
  Minimum lease payments
    receivable                                       $    49,507              $   629,430              $  678,937
  Unearned income                                         -                       (23,682)                (23,682)
  Estimated residuals                                         57                      124                     181
                                                     -----------              -----------              ----------
Total performing leases                                   49,564                  605,872                 655,436
Non-performing leases                                    611,031                1,844,275               2,455,306
Net investment in direct financing                   -----------              -----------              ----------
  leases before allowance for
  lease losses                                           660,595                2,450,147               3,110,742
Allowance for lease losses                              (660,595)              (1,988,247)             (2,648,842)
                                                     -----------              -----------              ----------
Net investment in direct financing
  leases                                             $    -                   $   461,900              $  461,900
                                                     ===========              ===========              ==========
Billed and outstanding balances
  included in net investment
  in direct financing leases                         $    49,601              $   122,382              $  171,983
                                                     ===========              ===========              ==========

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1996, 1997 and 1998 follows:

                                                     Liquidating               Continuing
                                                       Limited                   Limited
                                                      Partners                  Partners                 Total
                                                     -----------               ----------                -----
Balance at December 31, 1995                         $   990,387              $ 2,723,793              $3,714,180
Additions (recoveries)                                   (48,856)                  48,856                       -
Write-offs                                              (134,921)                (391,156)               (526,077)
                                                     -----------              -----------              ----------

Balance at December 31, 1996                             806,610                2,381,493               3,188,103
Recoveries                                              (108,180)                (235,031)               (343,211)
Write-offs                                               (37,835)                (158,215)               (196,050)
                                                     -----------              -----------              ----------

Balance at December 31, 1997                             660,595                1,988,247               2,648,842
Recoveries                                               (48,132)                (169,571)               (217,703)
Write-offs                                               (25,141)                (111,965)               (137,106)
                                                     -----------              -----------              ----------


Balance at December 31, 1998                         $   587,322              $ 1,706,711              $2,294,033
                                                     ===========              ===========              ==========


The Partnership leased equipment with lease terms generally ranging from two to five years. All remaining minimum payments are scheduled to be received on performing leases during 1999.

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
               NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 4 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively, the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided, pro-rata interest in them. These assets are held by a nominee company.


Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's 3.9% interest in the remaining Diverted and other assets is reflected in the accompanying balance sheets at cost, less valuation allowances established in prior years. At December 31, 1998, these assets consisted of a seven-story office building in Schaumburg, Illinois and cash of $1.3 million.

During 1998, $4.0 million of cash (Partnership's share, $157,440) was transferred from the nominee company to the Partnerships. These proceeds were recorded as a reduction of "Diverted and other assets, net" in the Partnership's Balance Sheet. The Partnership's Statements of Revenue and Expenses reflect a 1997 recovery ($27,419) of previously reserved balances and a 1996 loss ($19,585) from the settlement of claims against the Diverted and other assets.

LRC is continuing its efforts to market and sell the Schaumburg, Illinois office building. The net sales proceeds, along with other available cash balances will be distributed to the Partnerships. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.


NOTE 5 - DATRONIC ASSETS:

At December 31, 1998, Datronic Assets consisted of the Partnership's 16.0% interest in fully-reserved residual cash of $46,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


in connection with the 1993 court-approved partial settlement of class action litigation (see Notes 1, 2 and 7). Since then, all but $46,000 of the $1,732,000 (Partnership's share $277,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $120,000) during 1998. The $120,000 realized by the Partnership this year was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $120,000 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $46,000 which is realized in excess of its fully reserved balance of zero, will be distributed proportionately to the Partnerships.


NOTE 6 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1996 were:

                    Class A $  -
                    Class B $ 1.00
                    Class C $ 1.00

No distributions were made in 1997 or 1998.

At December 31, 1998, 1997 and 1996 there were 63,030 Class A Units, 136,859 Class B Units, 110 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 1998 are:

                                           Funds       Cumulative
                                           Raised     Distributions

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
                                        ===========     ===========

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933.

The claims against Siegan were settled in 1995 pursuant to which Siegan paid a total of $1.78 million (of which $426,000 went to the Partnership). Costs, consisting primarily of legal fees, incurred by the Partnerships in pursuing their claim against Siegan totaled approximately $683,000 (including $164,000 paid by the Partnership).

During 1998, the claims against the Partnerships' former accountants were resolved. In May, LRC reached a settlement with Weiss under which Weiss agreed to pay the Partnerships $2.4 million (Partnership's share is $585,000) in exchange for a release from all Partnership claims and dismissal of the class claims against it. The settlement was consummated in September and the settlement proceeds, along with $37,000 of interest earned since May, were transferred to LRC for the benefit of the Partnerships. After payment of $609,000 in contingent legal fees (Partnership's share is $146,000), $1.83 million of net proceeds were made available to the Partnerships. The Partnership's share of the gross proceeds has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." The contingent legal fees are included in the Statements of Revenue and Expenses as part of "Professional fees - litigation."

In June, a jury verdict was rendered against Price Waterhouse finding them negligent in the conduct of their prior audits of the Datronic Partnerships.
The jury awarded damages of $739,300. In January 1999, the court entered final judgment and awarded an additional $2,000 for trial costs. The Partnership's share ($178,000) of the total award has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." These damages bear 9% interest until paid by the defendant. Contingent fees of 25% of the recovery will be due upon receipt of the damages and are reflected in the Statements of Revenue and Expenses as part of "Professional fees - litigation." The proceeds due to the

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Partnership are included in its December 31, 1998 Balance Sheet, net of contingent legal fees, as "Judgment receivable, net."

Legal fees and trial expenses incurred by the Partnership in pursuing its claims against the former accountants have totaled $1,333,000 since 1993.

OTHER CLAIMS

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) arising out of their 1990 acquisition of a lease portfolio. The suit charges fraud and breach of contract against the original owner. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest. This action is expected to come to trial in 1999.

NOTE 8 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 9).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era and its principals were paid an aggregate amount of $4.2 million. The Partnership's share of these payments was $813,444, and is included in the 1996 Statements of Revenue and Expenses as part of "Management fees - New Era".

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statements of Revenue and Expenses as part of "General Partner's expense reimbursement".

                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
               NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 9 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.


Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participated in the Class Action.


Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on May 31, 1994, each Class B Limited Partner received cash distributions equal to 11% annually of their Adjusted Capital Contributions (as that term is defined in the Amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participated in the Class Action.


Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) did not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

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

The Amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. Beginning July 1, 1996, LRC's expense reimbursement includes expenses incurred in managing the day-to-day operations of this and the other Datronic Partnerships. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 1998:

                                                      Year ended December 31,
                                           -------------------------------------------
                                                1998          1997             1996
                                               ------        ------           ------
1% Distribution                            $     -         $   21,233       $  104,304
Expense Reimbursement in excess
   of the 1% Distribution                   4,079,994       5,369,846        2,955,260
                                           ----------      ----------       ----------
Total                                      $4,079,994      $5,391,079       $3,059,564
                                           ==========      ==========       ==========

The Partnership's share of these payments were:

                                                      Year ended December 31,
                                           ------------------------------------------
                                                1998          1997             1996
                                               ------        ------           ------

1% Distribution                            $     -         $     -         $     -
Expense Reimbursement in excess
   of the 1% Distribution                     685,033        952,000          537,803
                                           ----------      ---------       ----------
Total                                      $  685,003      $ 952,000       $  537,803
                                           ==========      =========       ==========

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 10 - CONCENTRATION OF CREDIT RISK:

Leasing activity was conducted throughout the United States, with emphasis in certain states such as California, Massachusetts and New York. The cost of equipment under lease typically ranged from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and graphic processing equipment, machine tool and manufacturing equipment, telecommunications equipment, computers and terminals for management information systems, photocopying equipment and medical equipment. At December 31, 1998 there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

NOTE 11 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1998.


                                             Liquidating    Continuing
                                  General      Limited       Limited
                                  Partner      Partners      Partners       Total
                                ---------     ---------     ---------     --------
Net loss per accompanying
  statements                    $  (2,066)    $ (87,793)    $(116,758)    $(206,617)

Effect of leases treated as
  operating leases for
  tax purposes                     (3,009)      (92,997)     (204,869)     (300,875)
Effect of principal repayments
  treated as income for
  tax purposes                       (366)      (11,199)      (25,067)      (36,632)
Provision for recovery of
  Diverted and other assets           384        11,969        26,009        38,362
Provision for Class Counsel
  fees and expenses, net             -           47,224       102,541       149,765

Other, net                           (280)       (8,120)      (19,493)      (27,893)
                                ---------     ---------     ---------     ---------
Loss for Federal income tax
  purposes in total             $  (5,337)    $(140,916)    $(237,637)    $(383,890)
                                =========     =========     =========     =========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:


                                      Director
      Name                       Position and Office                 Since
      ----                  -----------------------------           ------
Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                  12/92

Robert P. Schaen            Vice-Chairman of the Board and
                            Chief Financial Officer                  12/92

Arthur M. Mintz             Vice-Chairman of the Board and
                            General Counsel                          12/92




Donald D. Torisky, age 60, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies.
From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States,

Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 72, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 62, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1998 was as follows:


        Chairman of the
        Board and Chief                                All Other
        Executive Officer       Salary               Compensation(b)
        -----------------       ------               ---------------
        Donald D. Torisky       $463,409                $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1998.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, if any, was 16.79%.

The compensation of the other four highly compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

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

(b)  Reports on Form 8-K
     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


                      DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

March 30, 1999        By: Lease Resolution Corporation,
                          General Partner



                      By:  /s/ Donald D. Torisky
                          -------------------------------------
                          Donald D. Torisky
                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:     /s/ Donald D. Torisky                      March 30, 1999
      ----------------------------------
        Donald D. Torisky
        Chairman and Chief Executive Officer,
        Lease Resolution Corporation,
        General Partner of Datronic
        Equipment Income Fund XVII, L.P.



By:     /s/ Robert P. Schaen                       March 30, 1999
      ---------------------------------
        Robert P. Schaen
        Vice-Chairman and
        Chief Financial Officer,
        Lease Resolution Corporation,
        General Partner of Datronic
        Equipment Income Fund XVII, L.P.




By:     /s/ Arthur M. Mintz                        March 30, 1999
      ---------------------------------
        Arthur M. Mintz
        Vice-Chairman and General Counsel,
        Lease Resolution Corporation,
        General Partner of Datronic
        Equipment Income Fund XVII, L.P.

                               EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
              Commission for information only and not filed.