Form 10-Q
period 1999-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1999-05-12
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15(d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 1999                                Commission File Number 0-17744
---------------------                             ------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
          (Exact name of Registrant as specified in its charter)


      Delaware                                        36-3581924
--------------------                          ---------------------------
  State or other                              IRS Employer Identification
  jurisdiction of                                       Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312             Schaumburg, Illinois 60173
---------------------------------             --------------------------
     Address of principal                       City, State, Zip Code
      executive offices

Registrant's telephone number:                      (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    March 31, 1999 (unaudited)                                                                        3

    December 31, 1998                                                                                 4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended March 31, 1999                                                         5

    For the three months ended March 31, 1998                                                         6

  Statements of Changes in Partners' Equity

    For the three months ended March 31, 1999                                                         7
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the three months ended March 31, 1999                                                         8

    For the three months ended March 31, 1998                                                         9

  Notes to Financial Statements (unaudited)                                                          10

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                 11 - 12

PART II - OTHER INFORMATION

Items 1-6.                                                                                           13

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 March 31, 1999
                                   (Unaudited)



                                              Liquidating         Continuing
                                                Limited            Limited
                                                Partners           Partners            Total
                                             --------------     --------------     --------------
ASSETS

Cash and cash equivalents                    $    1,736,407     $    4,253,797     $    5,990,204
Net investment in direct
  financing leases                                       --                 --                 --
Diverted and other assets, net                       53,093            115,350            168,443
Datronic assets, net                                     --                 --                 --
                                             --------------     --------------     --------------

                                             $    1,789,500     $    4,369,147     $    6,158,647
                                             ==============     ==============     ==============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
   expenses                                  $        2,373     $       15,214     $       17,587
Lessee rental deposits                                9,551             22,745             32,296
                                             --------------     --------------     --------------

    Total liabilities                                11,924             37,959             49,883

Total partners' equity                            1,777,576          4,331,188          6,108,764
                                             --------------     --------------     --------------

                                             $    1,789,500     $    4,369,147     $    6,158,647
                                             ==============     ==============     ==============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 1998
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                             ------------     ------------     ------------
ASSETS

Cash and cash equivalents                    $  1,748,534     $  4,250,376     $  5,998,910
Judgment receivable, net                           42,059           91,376          133,435
Net investment in direct
  financing leases                                     --           11,039           11,039
Diverted and other assets, net                     53,093          115,350          168,443
Datronic assets, net                                   --               --               --
                                             ------------     ------------     ------------

                                             $  1,843,686     $  4,468,141     $  6,311,827
                                             ============     ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                   $      3,973     $     22,471     $     26,444
Lessee rental deposits                              9,682           23,030           32,712
                                             ------------     ------------     ------------

    Total liabilities                              13,655           45,501           59,156

Total partners' equity                          1,830,031        4,422,640        6,252,671
                                             ------------     ------------     ------------

                                             $  1,843,686     $  4,468,141     $  6,311,827
                                             ============     ============     ============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                            Liquidating      Continuing
                                             Limited           Limited
                                             Partners          Partners           Total
                                           ------------      ------------      ------------
Revenue:
  Lease income                             $        574      $      9,917      $     10,491
  Interest income                                19,482            45,459            64,941
                                           ------------      ------------      ------------

                                                 20,056            55,376            75,432
                                           ------------      ------------      ------------

Expenses:
  General Partner's expense
    reimbursement                          $     60,860      $    137,575      $    198,435
  Professional fees                              16,000            35,329            51,329
  Other operating expenses                        1,990             4,585             6,575
  Credit for lease losses                        (6,339)          (30,661)          (37,000)
                                           ------------      ------------      ------------

                                                 72,511           146,828           219,339
                                           ------------      ------------      ------------

Net loss                                   $    (52,455)     $    (91,452)     $   (143,907)
                                           ============      ============      ============

Net loss - General Partner                 $       (525)     $       (914)     $     (1,439)
                                           ============      ============      ============

Net loss - Limited Partners                $    (51,930)     $    (90,538)     $   (142,468)
                                           ============      ============      ============

Net loss per limited
  partnership unit                         $      (0.82)     $      (0.66)
                                           ============      ============

Weighted average number of limited
  partnership units outstanding                  63,030           136,969
                                           ============      ============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1998
                                   (Unaudited)


                                              Liquidating       Continuing
                                               Limited           Limited
                                               Partners          Partners           Total
                                             ------------      ------------      ------------
Revenue:
  Lease income                               $      4,254      $     25,428      $     29,682
  Interest income                                  21,317            49,462            70,779
                                             ------------      ------------      ------------

                                                   25,571            74,890           100,461
                                             ------------      ------------      ------------

Expenses:
  General Partner's expense
    reimbursement                            $     49,070      $    116,437      $    165,507
  Professional fees - other                        77,153           169,194           246,347
  Other operating expenses                          5,346            11,802            17,148
  Credit for lease losses                         (13,688)          (84,738)          (98,426)
                                             ------------      ------------      ------------

                                                  117,881           212,695           330,576
                                             ------------      ------------      ------------

Net loss                                     $    (92,310)     $   (137,805)     $   (230,115)
                                             ============      ============      ============

Net loss - General Partner                   $       (923)     $     (1,378)     $     (2,301)
                                             ============      ============      ============

Net loss - Limited Partners                  $    (91,387)     $   (136,427)     $   (227,814)
                                             ============      ============      ============

Net loss per limited
  partnership unit                           $      (1.45)     $      (1.00)
                                             ============      ============

Weighted average number of limited
  partnership units outstanding                    63,030           136,969
                                             ============      ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                                         Liquidating         Continuing
                                        General            Limited            Limited            Total
                                       Partner's          Partner's          Partner's         Partner's
                                        Equity             Equity             Equity             Equity
                                     -------------      -------------      -------------      -------------

Balance, December 31, 1998*          $          --      $   1,830,031      $   4,422,640      $   6,252,671

  Net loss                                  (1,439)           (51,930)           (90,538)          (143,907)
  Allocation of General
    Partner's Equity                         1,439               (525)              (914)                --
                                     -------------      -------------      -------------      -------------

Balance, March 31, 1999              $          --      $   1,777,576      $   4,331,188      $   6,108,764
                                     =============      =============      =============      =============


* Balances are net of $101,486 and $300,499 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                             Liquidating       Continuing
                                               Limited          Limited
                                               Partners         Partners            Total
                                             ------------      ------------      ------------

Cash flows from operating activities:
  Net loss                                   $    (52,455)     $    (91,452)     $   (143,907)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                        (6,339)          (30,661)          (37,000)
    Changes in assets and liabilities:
      Judgment receivable, net                     42,059            91,376           133,435
      Accounts payable and
        accrued expenses                           (1,600)           (7,257)           (8,857)
      Lessee rental deposits                         (131)             (285)             (416)
                                             ------------      ------------      ------------
                                                  (18,466)          (38,279)          (56,745)
                                             ------------      ------------      ------------

Cash flows from investing activities:
  Principal collections on leases                   6,339            41,700            48,039
                                             ------------      ------------      ------------
                                                    6,339            41,700            48,039
                                             ------------      ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                (12,127)            3,421            (8,706)
Cash and cash equivalents:
  Beginning of year                             1,748,534         4,250,376         5,998,910
                                             ------------      ------------      ------------
  End of first quarter                       $  1,736,407      $  4,253,797      $  5,990,204
                                             ============      ============      ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1998
                                   (Unaudited)



                                               Liquidating       Continuing
                                                 Limited          Limited
                                                 Partners         Partners            Total
                                               ------------      ------------      ------------

Cash flows from operating activities:
  Net loss                                     $    (92,310)     $   (137,805)     $   (230,115)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                         (13,688)          (84,738)          (98,426)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                             (1,163)           (5,278)           (6,441)
      Lessee rental deposits                         (5,943)          (12,913)          (18,856)
                                               ------------      ------------      ------------
                                                   (113,104)         (240,734)         (353,838)
                                               ------------      ------------      ------------

Cash flows from investing activities:
  Principal collections on leases                    13,688           231,239           244,927
                                               ------------      ------------      ------------
                                                     13,688           231,239           244,927
                                               ------------      ------------      ------------

Net  decrease in cash and
  cash equivalents                                  (99,416)           (9,495)         (108,911)
Cash and cash equivalents:
  Beginning of year                               1,843,376         3,936,608         5,779,984
                                               ------------      ------------      ------------
  End of first quarter                         $  1,743,960      $  3,927,113      $  5,671,073
                                               ============      ============      ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high- and low- technology equipment. See Notes 4, 7, and 9 to the Partnership's financial statements included in the 1998 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1998 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1998 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($800,000 and $1,884,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through March 31, 1999. The discussion and analysis of results of operations is for the three month period ended March 31, 1999 as compared to the corresponding period in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the three months ended March 31, 1999, Partnership cash and cash equivalents decreased by $9,000 to $5,990,000 at March 31, 1999 from $5,999,000 at December 31, 1998. This decrease is primarily due to cash used in operations of $57,000 partially offset by cash receipts from collections on leases of $48,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($800,000 and $1,884,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from remaining cash-on-hand after the April 1999 distribution, as well as the disposition of Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects these assets will be converted to cash during 1999 thereby enabling the Partnership to pay an additional distribution in early 2000. After all assets are disposed of and the proceeds are distributed to the limited partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000.

Results of Operations

The Partnership had a net loss of $144,000 for the three month period ended March 31, 1999 in the aggregate for all classes of partners. This compares to aggregate net loss of $230,000 for the three months ended March 31, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 1999 and 1998 include the following:

Lease income:

Since May 1994, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, any collections are the result of recoveries against previously reserved balances.

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:

Professional fees for the three months ended March 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credit for lease losses:

This credit reflects recoveries of previously reserved balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 1999.





                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    Registrant





                By: /s/ DONALD D. TORISKY
                    -----------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVII, L.P.




                By: /s/ ROBERT P. SCHAEN
                    -----------------------------------------
                    Robert P. Schaen
                    Vice-Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVII, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
-----------                   ------------
   27                         Financial Data Schedule, which is submitted
                              electronically to the Securities and Exchange
                              Commission for Information only and not filed.