Form 10-Q
period 1999-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1999-08-06
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
     June 30, 1999                                Commission File Number 0-17744
---------------------                             ------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                                36-3581924
--------------------                                 ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                              Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
    Address of principal                                City, State, Zip Code
    executive offices

Registrant's telephone number:                               (847) 240-6200
                                                       -------------------------



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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 1999 (unaudited)                                                  3

    December 31, 1998                                                          4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 1999                                   5

    For the three months ended June 30, 1998                                   6

    For the six months ended June 30, 1999                                     7

    For the six months ended June 30, 1998                                     8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 1999                                     9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 1999                                    10

    For the six months ended June 30, 1998                                    11

  Notes to Financial Statements (unaudited)                                   12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          13 - 14

PART II - OTHER INFORMATION

Items 1-6.                                                                    15

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 June 30, 1999
                                  (Unaudited)


                                      Liquidating     Continuing
                                        Limited         Limited
                                        Partners        Partners       Total
                                      -----------     -----------   ----------
ASSETS
------
Cash and cash equivalents               $ 717,632     $ 1,896,968   $2,614,600
Net investment in direct financing
  leases                                     -               -            -
Diverted and other assets, net             53,093         115,350      168,443
Datronic assets, net                         -               -            -
                                        ---------     -----------   ----------
                                        $ 770,725     $ 2,012,318   $2,783,043
                                        =========     ===========   ==========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and accrued
  expenses                              $   2,730     $    28,708   $   31,438
Lessee rental deposits                      8,003          17,428       25,431
                                        ---------     -----------   ----------
     Total liabilities                     10,733          46,136       56,869

Total partners' equity                    759,992       1,966,182    2,726,174
                                        ---------     -----------   ----------
                                        $ 770,725     $ 2,012,318   $2,783,043
                                        =========     ===========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               December 31, 1998



                                       Liquidating    Continuing
                                         Limited       Limited
                                         Partners      Partners        Total
                                       -----------    ----------    -----------
ASSETS
------
Cash and cash equivalents              $ 1,748,534    $4,250,376    $ 5,998,910
Judgment receivable, net                    42,059        91,376        133,435
Net investment in direct financing
  leases                                       -          11,039         11,039
Diverted and other assets, net              53,093       115,350        168,443
Datronic assets, net                           -             -              -
                                       -----------    ----------    -----------
                                       $ 1,843,686    $4,468,141    $ 6,311,827
                                       ===========    ==========    ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and accrued
  expenses                             $     3,973    $   22,471    $    26,444
Lessee rental deposits                       9,682        23,030         32,712
                                       -----------    ----------    -----------
     Total liabilities                      13,655        45,501         59,156

Total partners' equity                   1,830,031     4,422,640      6,252,671
                                       -----------    ----------    -----------
                                       $ 1,843,686    $4,468,141    $ 6,311,827
                                       ===========    ==========    ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                  (Unaudited)


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners        Total
                                      -----------     ----------    ----------
Revenue:
  Lease income                         $   2,441      $      30     $    2,471
  Interest income                          9,435         24,061         33,496
                                       ---------      ---------     ----------
                                          11,876         24,091         35,967
                                       ---------      ---------     ----------
Expenses:
  General Partner's expense
    reimbursement                         42,168         95,528        137,696
  Professional fees                        9,745         25,066         34,811
  Other operating expenses                 6,309         13,721         20,030
  Credit for lease losses                 (8,509)       (21,600)       (30,109)
                                       ---------      ---------     ----------
                                          49,713        112,715        162,428
                                       ---------      ---------     ----------
Net loss                               $ (37,837)     $ (88,624)    $ (126,461)
                                       =========      =========     ==========
Net loss - General Partner             $    (378)     $    (886)    $   (1,264)
                                       =========      =========     ==========
Net loss - Limited Partners            $ (37,459)     $ (87,738)    $ (125,197)
                                       =========      =========     ==========
Net loss per limited
  partnership unit                     $   (0.59)     $   (0.64)
                                       =========      =========
Weighted average number of limited
  partnership units outstanding           63,030        136,969
                                       =========      =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners          Total
                                     ----------      -----------     ----------
Revenue:
  Lease income                       $      490      $    19,297     $   19,787
  Interest income                        21,292           48,401         69,693
                                     ----------      -----------     ----------
                                         21,782           67,698         89,480
                                     ----------      -----------     ----------
Expenses:
  General Partner's expense
    reimbursement                        48,058          115,269        163,327
  Professional fees                     116,572          255,612        372,184
  Other operating expenses                4,787           10,377         15,164
  Credit for lease losses               (14,255)         (30,970)       (45,225)
                                     ----------      -----------     ----------
                                        155,162          350,288        505,450
                                     ----------      -----------     ----------
Net loss                             $ (133,380)     $  (282,590)    $ (415,970)
                                     ==========      ===========     ==========
Net loss - General Partner           $   (1,334)     $    (2,826)    $   (4,160)
                                     ==========      ===========     ==========
Net loss - Limited Partners          $ (132,046)     $  (279,764)    $ (411,810)
                                     ==========      ===========     ==========
Net loss per limited
   partnership unit                  $    (2.09)     $     (2.04)
                                     ==========      ===========
Weighted average number of limited
   partnership units outstanding         63,030          136,969
                                     ==========      ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                  (Unaudited)


                                      Liquidating      Continuing
                                        Limited          Limited
                                        Partners        Partners        Total
                                      -----------      ----------    ----------
Revenue:
  Lease income                        $     3,015      $    9,947    $   12,962
  Interest income                          28,917          69,520        98,437
                                      -----------      ----------    ----------
                                           31,932          79,467       111,399
                                      -----------      ----------    ----------
Expenses:
  General Partner's expense
    reimbursement                         103,028         233,103       336,131
  Professional fees                        25,745          60,395        86,140
  Other operating expenses                  8,299          18,306        26,605
  Credit for lease losses                 (14,848)        (52,261)      (67,109)
                                      -----------      ----------    ----------
                                          122,224         259,543       381,767
                                      -----------      ----------    ----------
Net loss                              $   (90,292)     $ (180,076)   $ (270,368)
                                      ===========      ==========    ==========
Net loss - General Partner            $      (903)     $   (1,801)   $   (2,704)
                                      ===========      ==========    ==========
Net loss - Limited Partners           $   (89,389)     $ (178,275)   $ (267,664)
                                      ===========      ==========    ==========
Net loss per limited
  partnership unit                    $     (1.42)     $    (1.30)
                                      ===========      ==========
Weighted average number of limited
  partnership units outstanding            63,030         136,969
                                      ===========      ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                        Partners       Partners        Total
                                       ----------     ----------     ----------
Revenue:
  Lease income                         $    4,744     $   44,725     $   49,469
  Interest income                          42,609         97,863        140,472
                                       ----------     ----------     ----------
                                           47,353        142,588        189,941
                                       ----------     ----------     ----------
Expenses:
  General Partner's expense
    reimbursement                          97,128        231,706        328,834
  Professional fees                       193,725        424,806        618,531
  Other operating expenses                 10,133         22,179         32,312
  Credit for lease losses                 (27,943)      (115,708)      (143,651)
                                       ----------     ----------     ----------
                                          273,043        562,983        836,026
                                       ----------     ----------     ----------
Net loss                               $ (225,690)    $ (420,395)    $ (646,085)
                                       ==========     ==========     ==========
Net loss - General Partner             $   (2,257)    $   (4,204)    $   (6,461)
                                       ==========     ==========     ==========
Net loss - Limited Partners            $ (223,433)    $ (416,191)    $ (639,624)
                                       ==========     ==========     ==========
Net loss per limited
   partnership unit                    $    (3.54)    $    (3.04)
                                       ==========     ==========
Weighted average number of limited
   partnership units outstanding           63,030        136,969
                                       ==========     ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                        Liquidating    Continuing
                              General     Limited       Limited        Total
                             Partner's   Partners'      Partners'     Partners'
                              Equity       Equity        Equity        Equity
                             ---------  ------------  ------------   ----------

Balance, December 31, 1998*  $    -      $ 1,830,031   $ 4,422,640  $ 6,252,671

  Distributions to partners       -         (979,747)   (2,276,382)  (3,256,129)
  Net loss                    (2,704)        (89,389)     (178,275)    (270,368)
  Allocation of General
    Partner's Equity           2,704            (903)       (1,801)         -
                             ---------  ------------  ------------   ----------
Balance, June 30, 1999       $    -      $   759,992   $ 1,966,182   $2,726,174
                             =========  ============  ============   ==========

* Balances are net of $101,486 and $300,499 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                  (Unaudited)

                                           Liquidating     Continuing
                                             Limited         Limited
                                             Partners        Partners        Total
                                          ------------     -----------    ----------
Cash flows from operating activities:
  Net loss                                $    (90,292)    $  (180,076)   $ (270,368)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                    (14,848)        (52,261)      (67,109)
    Changes in assets and liabilities:
      Judgment receivable, net                  42,059          91,376       133,435
      Accounts payable and
        accrued expenses                        (1,243)          6,237         4,994
      Lessee rental deposits                    (1,679)         (5,602)       (7,281)
                                          ------------     -----------    ----------
                                               (66,003)       (140,326)     (206,329)
                                          ------------     -----------    ----------
Cash flows from investing activities:
  Principal collections on leases               14,848          63,300        78,148
                                          ------------     -----------    ----------
Cash flows from financing activities:
  Distributions to Limited Partners           (979,747)     (2,276,382)   (3,256,129)
                                          ------------     -----------    ----------
Net decrease in cash and
  cash equivalents                          (1,030,902)     (2,353,408)   (3,384,310)
Cash and cash equivalents:
  Beginning of year                          1,748,534       4,250,376     5,998,910
                                          ------------     -----------    ----------
  End of second quarter                   $    717,632     $ 1,896,968    $2,614,600
                                          ============     ===========    ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited      Limited
                                            Partners    Partners        Total
                                          -----------  ----------    ----------
Cash flows from operating activities:
  Net loss                                $ (225,690)  $ (420,395)   $ (646,085)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (27,943)    (115,708)     (143,651)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (1,695)      (6,154)       (7,849)
      Lessee rental deposits                  (7,018)     (17,746)      (24,764)
                                          ----------   ----------    ----------
                                            (262,346)    (560,003)     (822,349)
                                          ----------   ----------    ----------
Cash flows from investing activities:
  Principal collections on leases             27,943      397,649       425,592
                                          ----------   ----------    ----------

Net decrease in cash and
  cash equivalents                          (234,403)    (162,354)     (396,757)
Cash and cash equivalents:
  Beginning of year                        1,843,376    3,936,608     5,779,984
                                          ----------   ----------    ----------
  End of second quarter                   $1,608,973   $3,774,254    $5,383,227
                                          ==========   ==========    ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($800,000 and $1,884,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, Partnership cash and cash equivalents decreased by $3,384,000 to $2,615,000 at June 30, 1999 from $5,999,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $3,256,000 (see below) and by cash used in operations of $206,000, partially offset by cash receipts from collections on leases of $78,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($800,000 and $1,884,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects that this building will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the

Internal Revenue Service. The general partner expects this to occur sometime during the year 2000.

Results of Operations

The Partnership had net losses of $126,000 and $270,000 for the three and six month periods ended June 30, 1999 in the aggregate for all classes of partners. This compares to aggregate net losses of $416,000 and $646,000 for the three and six month periods ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended June 30, 1999 and 1998 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. Any lease collections are the result of recoveries in excess of reserved balances.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 1999 was lower than 1998 because of lower average invested cash balances and interest rates.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: /s/DONALD D. TORISKY
            -----------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




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