Form 10-Q
period 1999-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 1999-11-09
CIK 833409

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



For the Quarter Ended
 September 30, 1999                               Commission File Number 0-17744
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    September 30, 1999 (unaudited)                                     3

    December 31, 1998                                                  4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended September 30, 1999                      5

    For the three months ended September 30, 1998                      6

    For the nine months ended September 30, 1999                       7

    For the nine months ended September 30, 1998                       8

  Statements of Changes in Partners' Equity

    For the nine months ended September 30, 1999                       9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the nine months ended September 30, 1999                      10

    For the nine months ended September 30, 1998                      11

  Notes to Financial Statements (unaudited)                           12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  13 - 14

PART II - OTHER INFORMATION

Items 1-6.                                                            15

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------
ASSETS
Cash and cash equivalents            $  661,711   $1,764,560   $2,426,271
Net investment in direct financing
  leases                                   --           --           --
Diverted and other assets, net           53,093      115,350      168,443
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  714,804   $1,879,910   $2,594,714
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $      517   $    6,829   $    7,346
Lessee rental deposits                    5,882       16,520       22,402
                                     ----------   ----------   ----------

     Total liabilities                    6,399       23,349       29,748

Total partners' equity                  708,405    1,856,561    2,564,966
                                     ----------   ----------   ----------

                                     $  714,804   $1,879,910   $2,594,714
                                     ==========   ==========   ==========

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 1998



                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------
ASSETS

Cash and cash equivalents            $1,748,534   $4,250,376   $5,998,910
Judgment receivable, net                 42,059       91,376      133,435
Net investment in direct financing
  leases                                   --         11,039       11,039
Diverted and other assets, net           53,093      115,350      168,443
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $1,843,686   $4,468,141   $6,311,827
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    3,973   $   22,471   $   26,444
Lessee rental deposits                    9,682       23,030       32,712
                                     ----------   ----------   ----------

     Total liabilities                   13,655       45,501       59,156

Total partners' equity                1,830,031    4,422,640    6,252,671
                                     ----------   ----------   ----------

                                     $1,843,686   $4,468,141   $6,311,827
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $       6    $      12    $      18
  Interest income                        8,253       20,611       28,864
                                     ---------    ---------    ---------

                                         8,259       20,623       28,882
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       53,265      119,694      172,959
  Professional fees                     10,442       23,267       33,709
  Other operating expenses               3,355        7,289       10,644
  Credit for lease losses               (7,216)     (20,006)     (27,222)
                                     ---------    ---------    ---------

                                        59,846      130,244      190,090
                                     ---------    ---------    ---------

Net loss                             $ (51,587)   $(109,621)   $(161,208)
                                     =========    =========    =========

Net loss - General Partner           $    (516)   $  (1,096)   $  (1,612)
                                     =========    =========    =========

Net loss - Limited Partners          $ (51,071)   $(108,525)   $(159,596)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (0.81)   $   (0.79)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1998
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $   1,595    $  11,578    $  13,173
  Interest income                       20,486       47,040       67,526
                                     ---------    ---------    ---------

                                        22,081       58,618       80,699
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       53,347      128,501      181,848
  Professional fees                      8,431       20,216       28,647
  Other operating expenses               2,231        4,875        7,106
  Credit for lease losses               (8,192)     (17,799)     (25,991)
                                     ---------    ---------    ---------

                                        55,817      135,793      191,610
                                     ---------    ---------    ---------

Net loss                             $ (33,736)   $ (77,175)   $(110,911)
                                     =========    =========    =========

Net loss - General Partner           $    (337)   $    (772)   $  (1,109)
                                     =========    =========    =========

Net loss - Limited Partners          $ (33,399)   $ (76,403)   $(109,802)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (0.53)   $   (0.56)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        63,030      136,969
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)



                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------

Revenue:
  Lease income                       $   3,021    $   9,959    $  12,980
  Interest income                       37,170       90,131      127,301
                                     ---------    ---------    ---------

                                        40,191      100,090      140,281
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      156,293      352,797      509,090
  Professional fees                     36,187       83,662      119,849
  Other operating expenses              11,654       25,595       37,249
  Credit for lease losses              (22,064)     (72,267)     (94,331)
                                     ---------    ---------    ---------

                                       182,070      389,787      571,857
                                     ---------    ---------    ---------

Net loss                             $(141,879)   $(289,697)   $(431,576)
                                     =========    =========    =========

Net loss - General Partner           $  (1,419)   $  (2,897)   $  (4,316)
                                     =========    =========    =========

Net loss - Limited Partners          $(140,460)   $(286,800)   $(427,260)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (2.23)   $   (2.09)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                     Liquidating    Continuing
                                       Limited        Limited
                                      Partners        Partners        Total
                                     -----------    -----------    -----------
Revenue:
  Lease income                       $     6,339    $    56,303    $    62,642
  Interest income                         63,095        144,903        207,998
                                     -----------    -----------    -----------

                                          69,434        201,206        270,640
                                     -----------    -----------    -----------

Expenses:
  General Partner's expense
    reimbursement                        150,475        360,207        510,682
  Professional fees                      202,156        445,022        647,178
  Other operating expenses                12,364         27,054         39,418
  Credit for lease losses                (36,135)      (133,507)      (169,642)
                                     -----------    -----------    -----------

                                         328,860        698,776      1,027,636
                                     -----------    -----------    -----------

Net loss                             $  (259,426)   $  (497,570)   $  (756,996)
                                     ===========    ===========    ===========

Net loss - General Partner           $    (2,594)   $    (4,976)   $    (7,570)
                                     ===========    ===========    ===========

Net loss - Limited Partners          $  (256,832)   $  (492,594)   $  (749,426)
                                     ===========    ===========    ===========

Net loss per limited
   partnership unit                  $     (4.07)   $     (3.60)
                                     ===========    ===========

Weighted average number of limited
   partnership units outstanding          63,030        136,969
                                     ===========    ===========

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                             Liquidating    Continuing
                                General        Limited        Limited         Total
                               Partner's      Partners'      Partners'       Partners'
                                Equity         Equity         Equity          Equity
                              -----------    -----------    -----------    -----------
Balance, December 31, 1998*   $      --      $ 1,830,031    $ 4,422,640    $ 6,252,671

  Distributions to partners          --         (979,747)    (2,276,382)    (3,256,129)
  Net loss                         (4,316)      (140,460)      (286,800)      (431,576)
  Allocation of General
    Partner's Equity                4,316         (1,419)        (2,897)          --
                              -----------    -----------    -----------    -----------

Balance, September 30, 1999   $      --      $   708,405    $ 1,856,561    $ 2,564,966
                              ===========    ===========    ===========    ===========


* Balances are net of $101,486 and $300,499 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                          Liquidating    Continuing
                                           Limited        Limited
                                           Partners       Partners         Total
                                          -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $  (141,879)   $  (289,697)   $  (431,576)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (22,064)       (72,267)       (94,331)
    Changes in assets and liabilities:
      Judgment receivable, net                42,059         91,376        133,435
      Accounts payable and
        accrued expenses                      (3,456)       (15,642)       (19,098)
      Lessee rental deposits                  (3,800)        (6,510)       (10,310)
                                         -----------    -----------    -----------
                                            (129,140)      (292,740)      (421,880)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             22,064         83,306        105,370
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (979,747)    (2,276,382)    (3,256,129)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                        (1,086,823)    (2,485,816)    (3,572,639)
Cash and cash equivalents:
  Beginning of year                        1,748,534      4,250,376      5,998,910
                                         -----------    -----------    -----------
  End of third quarter                   $   661,711    $ 1,764,560    $ 2,426,271
                                         ===========    ===========    ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                         Liquidating    Continuing
                                          Limited        Limited
                                          Partners       Partners         Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $  (259,426)   $  (497,570)   $  (756,996)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (36,135)      (133,507)      (169,642)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (1,463)        (6,001)        (7,464)
      Lessee rental deposits                 (12,443)       (29,187)       (41,630)
                                         -----------    -----------    -----------
                                            (309,467)      (666,265)      (975,732)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             36,135        516,119        552,254
                                         -----------    -----------    -----------


Net decrease in cash and
  cash equivalents                          (273,332)      (150,146)      (423,478)
Cash and cash equivalents:
  Beginning of year                        1,843,376      3,936,608      5,779,984
                                         -----------    -----------    -----------
  End of third quarter                   $ 1,570,044    $ 3,786,462    $ 5,356,506
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($799,000 and $1,883,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the nine months ended September 30, 1999, Partnership cash and cash equivalents decreased by $3,573,000 to $2,426,000 at September 30, 1999 from $5,999,000 at December 31,
1998. This decrease is primarily due to the distribution paid to Limited Partners of $3,256,000 (see below) and by cash used in operations of $422,000, partially offset by cash receipts from collections on leases of $105,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($181,000 and $393,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($799,000 and $1,883,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects that this building will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue

Service. The general partner expects this to occur sometime during the year 2000 or early 2001.

Results of Operations

The Partnership had net losses of $161,000 and $432,000 for the three and nine month periods ended September 30, 1999 in the aggregate for all classes of partners. This compares to aggregate net losses of $111,000 and $757,000 for the three and nine month periods ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended September 30, 1999 and 1998 include the following:

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

Professional fees:
Professional fees for the nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant



        By: /s/ DONALD D. TORISKY
            -----------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.



        By: /s/ ROBERT P. SCHAEN
            -----------------------------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.      DESCRIPTION
-----------      -----------

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.