Form 10-Q
period 2000-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2000-05-11
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                -------------------------------------------------



For the Quarter Ended
   March 31, 2000                                 Commission File Number 0-17744
---------------------                             ------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                                 36-3581924
-------------------                                -----------------------------
  State or other                                    IRS Employer Identification
  jurisdiction of                                           Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                  -----------------------------
    Address of principal                               City, State, Zip Code
    executive offices

Registrant's telephone number:                          (847) 240-6200
                                                   -----------------------------





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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    March 31, 2000 (unaudited)                                         3

    December 31, 1999                                                  4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended March 31, 2000                          5

    For the three months ended March 31, 1999                          6

  Statements of Changes in Partners' Equity

    For the three months ended March 31, 2000                          7
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the three months ended March 31, 2000                          8

    For the three months ended March 31, 1999                          9

  Notes to Financial Statements (unaudited)                           10

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  11 - 12

Item 3.

Quantitative and Qualitative Disclosures About
  Market Risk                                                         12

PART II - OTHER INFORMATION

Items 1-6.                                                            13

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 March 31, 2000
                                   (Unaudited)



                                   Liquidating  Continuing
                                    Limited      Limited
                                    Partners     Partners       Total
                                   -----------  -----------  -----------
ASSETS

Cash and cash equivalents          $  447,641   $1,309,296   $1,756,937
Net investment in direct
  financing leases                       --           --           --
Diverted and other assets, net         34,574       75,114      109,688
Datronic assets, net                     --           --           --
                                   ----------   ----------   ----------

                                   $  482,215   $1,384,410   $1,866,625
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
   expenses                        $     --     $    9,108   $    9,108
Lessee rental deposits                  4,673       10,194       14,867
                                   ----------   ----------   ----------

    Total liabilities                   4,673       19,302       23,975

Total partners' equity                477,542    1,365,108    1,842,650
                                   ----------   ----------   ----------

                                   $  482,215   $1,384,410   $1,866,625
                                   ==========   ==========   ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 1999
                                   (Unaudited)



                                   Liquidating  Continuing
                                    Limited      Limited
                                    Partners     Partners      Total
                                   -----------  ----------   ----------
ASSETS

Cash and cash equivalents          $  590,360   $1,617,413   $2,207,773
Net investment in direct
  financing leases                       --           --           --
Diverted and other assets, net         53,093      115,350      168,443
Datronic assets, net                     --           --           --
                                   ----------   ----------   ----------

                                   $  643,453   $1,732,763   $2,376,216
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $      471   $    6,706   $    7,177
Lessee rental deposits                  2,962       10,194       13,156
                                   ----------   ----------   ----------

    Total liabilities                   3,433       16,900       20,333

Total partners' equity                640,020    1,715,863    2,355,883
                                   ----------   ----------   ----------

                                   $  643,453   $1,732,763   $2,376,216
                                   ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                    Liquidating  Continuing
                                     Limited      Limited
                                     Partners     Partners      Total
                                    -----------  ----------   ----------
Revenue:
  Lease income                       $     833    $   1,809    $   2,642
  Interest income                        5,848       14,927       20,775
                                     ---------    ---------    ---------

                                         6,681       16,736       23,417
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $ 160,292    $ 349,251    $ 509,543
  Professional fees                     12,853       28,122       40,975
  Other operating expenses               2,356        5,122        7,478
  Credit for lease losses               (6,342)     (15,004)     (21,346)
                                     ---------    ---------    ---------

                                       169,159      367,491      536,650
                                     ---------    ---------    ---------

Net loss                             $(162,478)   $(350,755)   $(513,233)
                                     =========    =========    =========

Net loss - General Partner           $  (1,625)   $  (3,508)      (5,133)
                                     =========    =========    =========

Net loss - Limited Partners          $(160,853)   $(347,247)   $(508,101)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (2.55)   $   (2.54)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)



                                    Liquidating  Continuing
                                     Limited      Limited
                                     Partners     Partners      Total
                                    -----------  ----------    ---------
Revenue:
  Lease income                       $     574    $   9,917    $  10,491
  Interest income                       19,482       45,459       64,941
                                     ---------    ---------    ---------

                                        20,056       55,376       75,432
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $  60,860    $ 137,575    $ 198,435
  Professional fees - other             16,000       35,329       51,329
  Other operating expenses               1,990        4,585        6,575
  Credit for lease losses               (6,339)     (30,661)     (37,000)
                                     ---------    ---------    ---------

                                        72,511      146,828      219,339
                                     ---------    ---------    ---------

Net loss                             $ (52,455)   $ (91,452)   $(143,907)
                                     =========    =========    =========

Net loss - General Partner           $    (525)        (914)   $  (1,439)
                                     =========    =========    =========

Net loss - Limited Partners          $ (51,930)   $ (90,538)   $(142,468)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (0.82)   $   (0.66)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========


                 See accompanying notes to financial statements

                                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                                (Unaudited)

                                              Liquidating    Continuing
                                 General        Limited        Limited         Total
                                Partners'      Partners'      Partners'      Partners'
                                 Equity         Equity         Equity         Equity
                               -----------    -----------    -----------    -----------
Balance, December 31, 1999*    $      --      $   640,020    $ 1,715,863    $ 2,355,883

  Net loss                          (5,133)      (160,853)      (347,247)      (513,233)
  Allocation of General
    Partner's Equity                 5,133         (1,625)        (3,508)          --
                               -----------    -----------    -----------    -----------
Balance, March 31, 2000        $      --      $   477,542    $ 1,365,108    $ 1,842,650
                               ===========    ===========    ===========    ===========


*Balances are net of $103,589 and $304,803 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                                 DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                          STATEMENTS OF CASH FLOWS
                                 For the three months ended March 31, 2000
                                                (Unaudited)


                                         Liquidating    Continuing
                                           Limited       Limited
                                           Partners      Partners          Total
                                         -----------    -----------    ------------
Cash flows from operating activities:
  Net loss                               $  (162,478)   $  (350,755)   $  (513,233)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (6,342)       (15,004)       (21,346)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (471)         2,402          1,931
      Lessee rental deposits                   1,711           --            1,711
                                         -----------    -----------    -----------
                                            (167,580)      (363,357)      (530,937)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              6,342         15,004         21,346
  Distribution of Diverted and other
    assets                                    18,519         40,236         58,755
                                         -----------    -----------    -----------
                                              24,861         55,240         80,101
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (142,719)      (308,117)      (450,836)
Cash and cash equivalents:
  Beginning of year                          590,360      1,617,413      2,207,773
                                         -----------    -----------    -----------
  End of first quarter                   $   447,641    $ 1,309,296    $ 1,756,937
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)



                                         Liquidating     Continuing
                                           Limited        Limited
                                           Partners       Partners        Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $   (52,455)   $   (91,452)   $  (143,907)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (6,339)       (30,661)       (37,000)
    Changes in assets and liabilities:
      Judgement receivable, net               42,059         91,376        133,435
      Accounts payable and
        accrued expenses                      (1,600)        (7,257)        (8,857)
      Lessee rental deposits                    (131)          (285)          (416)
                                         -----------    -----------    -----------
                                             (18,466)       (38,279)       (56,745)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              6,339         41,700         48,039
                                         -----------    -----------    -----------
                                               6,339         41,700         48,039
                                         -----------    -----------    -----------

Net  increase (decrease) in cash and
  cash equivalents                           (12,127)         3,421         (8,706)
Cash and cash equivalents:
  Beginning of year                        1,748,534      4,250,376      5,998,910
                                         -----------    -----------    -----------
  End of first quarter                   $ 1,736,407    $ 4,253,797    $ 5,990,204
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing both high- and low- technology equipment. See Notes 4, 7, and 9 to the Partnership's financial statements included in the 1999 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1999 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1999 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through March 31, 2000. The discussion and analysis of results of operations is for the three month period ended March 31, 2000 as compared to the corresponding period in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the three months ended March 31, 2000, Partnership cash and cash equivalents decreased by $451,000 to $1,757,000 at March 31, 2000 from $2,208,000 at December 31, 1999. This decrease is primarily due to cash used in operations of $531,000, partially offset by cash receipts from collections on leases of $21,000 and a distribution of Diverted and other assets of $59,000.

The General Partner has declared an additional distribution totaling $407,000, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that this building will be sold sometime during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $110,000 (see Note 4 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had a net loss of $513,000 for the three month period ended March 31, 2000 in the aggregate for all classes of partners. This compares to an aggregate net loss of $144,000 for the three month period ended March 31, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 2000 and 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. However, it does have $935,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because the $3.3 million cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses represent expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in the first quarter 2000 expenses are $303,000 of insurance premiums associated with the final wrap up of Partnership affairs and its ultimate liquidation and dissolution.

Professional fees:
Professional fees for the three months ended March 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities.

Credit for lease losses:
This credit reflects recoveries of previously reserved amounts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1999 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2000.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: /s/ DONALD D. TORISKY
            -------------------------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




        By: /s/ JEFFREY T. MCREYNOLDS
            -------------------------------------------------------------
            Jeffrey T. McReynolds
            Vice President and Controller,
            (principal accounting and financial officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION
-----------     -----------

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.