Form 10-Q
period 2000-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2000-08-14
CIK 833409

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



For the Quarter Ended
    June 30, 2000                                Commission File Number 0-17744
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 2000 (unaudited)                                               3

    December 31, 1999                                                       4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 2000                                5

    For the three months ended June 30, 1999                                6

    For the six months ended June 30, 2000                                  7

    For the six months ended June 30, 1999                                  8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 2000                                  9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 2000                                 10

    For the six months ended June 30, 1999                                 11

  Notes to Financial Statements (unaudited)                                12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       13 - 15

Item 3.

Quantitative and Qualitative Disclosures About
  Market Risk                                                              15

PART II - OTHER INFORMATION

Items 1-6.
                                                                           16

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners      Total
                                     -----------  ----------   ----------
ASSETS

Cash and cash equivalents            $  340,301   $  779,656   $1,119,957
Net investment in direct financing
  leases                                   --           --           --
Diverted and other assets, net           34,574       75,114      109,688
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  374,875   $  854,770   $1,229,645
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $      474   $    6,287   $    6,761
Lessee rental deposits                    2,687       10,007       12,694
                                     ----------   ----------   ----------

     Total liabilities                    3,161       16,294       19,455

Total partners' equity                  371,714      838,476    1,210,190
                                     ----------   ----------   ----------

                                     $  374,875   $  854,770   $1,229,645
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
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners      Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $   1,142    $   2,482    $   3,624
  Interest income                        5,215       13,324       18,539
                                     ---------    ---------    ---------

                                         6,357       15,806       22,163
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       65,968      142,276      208,244
  Professional fees                     10,688       23,448       34,136
  Other operating expenses               7,921       17,208       25,129
  Credit for lease losses               (6,143)     (13,965)     (20,108)
                                     ---------    ---------    ---------

                                        78,434      168,967      247,401
                                     ---------    ---------    ---------

Net loss                             $ (72,077)   $(153,161)   $(225,238)
                                     =========    =========    =========

Net loss - General Partner           $    (721)   $  (1,532)      (2,253)
                                     =========    =========    =========

Net loss - Limited Partners          $ (71,356)   $(151,629)   $(222,985)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (1.13)   $   (1.11)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners      Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $   2,441    $      30    $   2,471
  Interest income                        9,435       24,061       33,496
                                     ---------    ---------    ---------

                                        11,876       24,091       35,967
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       42,168       95,528      137,696
  Professional fees                      9,745       25,066       34,811
  Other operating expenses               6,309       13,721       20,030
  Credit for lease losses               (8,509)     (21,600)     (30,109)
                                     ---------    ---------    ---------

                                        49,713      112,715      162,428
                                     ---------    ---------    ---------

Net loss                             $ (37,837)   $ (88,624)   $(126,461)
                                     =========    =========    =========

Net loss - General Partner           $    (378)   $    (886)   $  (1,264)
                                     =========    =========    =========

Net loss - Limited Partners          $ (37,459)   $ (87,738)   $(125,197)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (0.59)   $   (0.64)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        63,030      136,969
                                     =========    =========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating    Continuing
                                       Limited       Limited
                                      Partners       Partners      Total
                                     -----------    ----------   ----------
Revenue:
  Lease income                        $   1,975     $   4,291    $   6,266
  Interest income                        11,063        28,251       39,314
                                      ---------     ---------    ---------

                                         13,038        32,542       45,580
                                      ---------     ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       226,260       491,527      717,787
  Professional fees                      23,541        51,570       75,111
  Other operating expenses               10,277        22,330       32,607
  Credit for lease losses               (12,485)      (28,969)     (41,454)
                                      ---------     ---------    ---------

                                        247,593       536,458      784,051
                                      ---------     ---------    ---------

Net loss                              $(234,555)    $(503,916)   $(738,471)
                                      =========     =========    =========

Net loss - General Partner            $  (2,346)    $  (5,039)   $  (7,385)
                                      =========     =========    =========

Net loss - Limited Partners           $(232,209)    $(498,877)   $(731,086)
                                      =========     =========    =========

Net loss per limited
  partnership unit                    $   (3.68)    $   (3.64)
                                      =========     =========

Weighted average number of limited
  partnership units outstanding          63,030       136,969
                                      =========     =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)



                                               Liquidating     Continuing
                                                 Limited         Limited
                                                Partners        Partners         Total
                                               -----------    ------------     --------
Revenue:
  Lease income                                   $   3,015      $   9,947     $  12,962
  Interest income                                   28,917         69,520        98,437
                                                 ---------      ---------     ---------

                                                    31,932         79,467       111,399
                                                 ---------      ---------     ---------

Expenses:
  General Partner's expense
    reimbursement                                  103,028        233,103       336,131
  Professional fees                                 25,745         60,395        86,140
  Other operating expenses                           8,299         18,306        26,605
  Credit for lease losses                          (14,848)       (52,261)      (67,109)
                                                 ---------      ---------     ---------

                                                   122,224        259,543       381,767
                                                 ---------      ---------     ---------

Net loss                                         $ (90,292)     $(180,076)    $(270,368)
                                                 =========      =========     =========

Net loss - General Partner                       $    (903)     $  (1,801)    $  (2,704)
                                                 =========      =========     =========

Net loss - Limited Partners                      $ (89,389)     $(178,275)    $(267,664)
                                                 =========      =========     =========

Net loss per limited
   partnership unit                              $   (1.42)     $   (1.30)
                                                 =========      =========

Weighted average number of limited
   partnership units outstanding                    63,030        136,969
                                                 =========      =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)




                                                       Liquidating        Continuing
                                        General          Limited           Limited             Total
                                       Partner's        Partners'         Partners'          Partners'
                                         Equity           Equity            Equity            Equity
                                       ---------       -----------        ----------       -----------
Balance, December 31, 1999*           $        --      $   640,020       $ 1,715,863      $ 2,355,883

  Distibutions to partners                     --          (33,751)         (373,471)        (407,222)
  Net loss                                 (7,385)        (232,209)         (498,877)        (738,471)
  Allocation of General
    Partner's Equity                        7,385           (2,346)           (5,039)              --
                                      -----------      -----------       -----------      -----------

Balance, June 30, 2000                $        --      $   371,714       $   838,476      $ 1,210,190
                                      ===========      ===========       ===========      ===========

* Balances are net of $103,589 and $304,803 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                                    Liquidating       Continuing
                                                      Limited           Limited
                                                      Partners          Partners           Total
                                                    -----------       -----------        ----------
Cash flows from operating activities:
  Net loss                                          $  (234,555)      $  (503,916)       $  (738,471)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                             (12,485)          (28,969)           (41,454)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                      3              (419)              (416)
      Lessee rental deposits                               (275)             (187)              (462)
                                                    -----------       -----------        -----------
                                                       (247,312)         (533,491)          (780,803)
                                                    -----------       -----------        -----------

Cash flows from investing activities:
  Principal collections on leases                        12,485            28,969             41,454
  Distribution of Diverted and other
    assets                                               18,519            40,236             58,755
                                                    -----------       -----------        -----------
                                                         31,004            69,205            100,209

Cash flows from financing activities:
  Distributions to Limited Partners                     (33,751)         (373,471)          (407,222)
                                                    -----------       -----------        -----------

Net decrease in cash and
  cash equivalents                                     (250,059)         (837,757)        (1,087,816)
Cash and cash equivalents:
  Beginning of year                                     590,360         1,617,413          2,207,773
                                                    -----------       -----------        -----------
  End of second quarter                             $   340,301       $   779,656        $ 1,119,957
                                                    ===========       ===========        ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                                  Liquidating      Continuing
                                                    Limited          Limited
                                                    Partners         Partners           Total
                                                  -----------      -----------       -----------
Cash flows from operating activities:
  Net loss                                        $   (90,292)     $  (180,076)      $  (270,368)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                           (14,848)         (52,261)          (67,109)
    Changes in assets and liabilities:
      Judgment receivable, net                         42,059           91,376           133,435
      Accounts payable and
        accrued expenses                               (1,243)           6,237             4,994
      Lessee rental deposits                           (1,679)          (5,602)           (7,281)
                                                  -----------      -----------       -----------
                                                      (66,003)        (140,326)         (206,329)
                                                  -----------      -----------       -----------

Cash flows from investing activities:
  Principal collections on leases                      14,848           63,300            78,148
                                                  -----------      -----------       -----------

Cash flows from financing activities:
  Distributions to Limited Partners                  (979,747)      (2,276,382)       (3,256,129)
                                                  -----------      -----------       -----------


Net decrease in cash and
  cash equivalents                                 (1,030,902)      (2,353,408)       (3,384,310)
Cash and cash equivalents:
  Beginning of year                                 1,748,534        4,250,376         5,998,910
                                                  -----------      -----------       -----------
  End of second quarter                           $   717,632      $ 1,896,968       $ 2,614,600
                                                  ===========      ===========       ===========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $373,000 and $34,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 2000, Partnership cash and cash equivalents decreased by $1,088,000 to $1,120,000 at June 30, 2000 from $2,208,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $407,000 (see below) and by cash used in operations of $781,000, partially offset by cash receipts from collections on leases of $41,000 and a distribution of Diverted and other assets of $59,000.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $373,000 and $34,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

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

Results of Operations

The Partnership had net losses of $225,000 and $738,000 for the three and six month periods ended June 30, 2000 in the aggregate for all classes of partners. This compares to aggregate net losses of $126,000 and $270,000 for the three and six month periods ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended June 30, 2000 and 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. However, it does have $894,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because of lower average invested cash balances, partially offset by an increase in interest rates.

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

Professional fees:
Professional fees for the six months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





        By: /s/DONALD D. TORISKY
            ------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.




        By: /s/JEFFREY T. MCREYNOLDS
            -----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.