Form 10-Q
period 2000-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2000-11-14
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              ---------------------



For the Quarter Ended
  September 30, 2000                           Commission File Number 0-17744
----------------------                         -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
             (Exact name of Registrant as specified in its charter)


     Delaware                                               36-3581924
-------------------                                ---------------------------
  State or other                                   IRS Employer Identification
  jurisdiction of                                            Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
         Address of principal                        City, State, Zip Code
         executive offices

Registrant's telephone number:                           (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION
Item 1.

Index to Financial Statements

  Balance Sheets

    September 30, 2000 (unaudited)                                           3

    December 31, 1999                                                        4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended September 30, 2000                            5

    For the three months ended September 30, 1999                            6

    For the nine months ended September 30, 2000                             7

    For the nine months ended September 30, 1999                             8

  Statements of Changes in Partners' Equity

    For the nine months ended September 30, 2000                             9
        (unaudited)

  Statements of Cash Flows (unaudited)

    For the nine months ended September 30, 2000                            10

    For the nine months ended September 30, 1999                            11

  Notes to Financial Statements (unaudited)                                 12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                        13 - 15

Item 3.

Quantitative and Qualitative Disclosures About
  Market Risk                                                               15

PART II - OTHER INFORMATION

Items 1-6.                                                                  16

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)

                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
ASSETS

Cash and cash equivalents             $   288,391   $   669,783   $   958,174
Net investment in direct financing
  leases                                        -             -             -
Diverted and other assets, net             34,574        75,114       109,688
Datronic assets, net                            -             -             -
                                      -----------   -----------   -----------

                                      $   322,965   $   744,897   $ 1,067,862
                                      ===========   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $       536   $     4,931   $     5,467
Lessee rental deposits                        773         8,237         9,010
                                      -----------   -----------   -----------

     Total liabilities                      1,309        13,168        14,477

Total partners' equity                    321,656       731,729     1,053,385
                                      -----------   -----------   -----------

                                      $   322,965   $   744,897   $ 1,067,862
                                      ===========   ===========   ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
ASSETS

Cash and cash equivalents             $   590,360   $ 1,617,413   $ 2,207,773
Net investment in direct financing
  leases                                        -             -             -
Diverted and other assets, net             53,093       115,350       168,443
Datronic assets, net                            -             -             -
                                      -----------   -----------   -----------

                                      $   643,453   $ 1,732,763   $ 2,376,216
                                      ===========   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $       471   $     6,706   $     7,177
Lessee rental deposits                      2,962        10,194        13,156
                                      -----------   -----------   -----------

     Total liabilities                      3,433        16,900        20,333

Total partners' equity                    640,020     1,715,863     2,355,883
                                      -----------   -----------   -----------

                                      $   643,453   $ 1,732,763   $ 2,376,216
                                      ===========   ===========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)

                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $     2,286   $     4,966   $     7,252
  Interest income                           1,744         5,951         7,695
                                      -----------   -----------   -----------

                                            4,030        10,917        14,947
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                          47,319       102,805       150,124
  Professional fees                         7,166        15,720        22,886
  Other operating expenses                  1,628         3,538         5,166
  Credit for lease losses                  (2,025)       (4,399)       (6,424)
                                      -----------   -----------   -----------

                                           54,088       117,664       171,752
                                      -----------   -----------   -----------

Net loss                              $   (50,058)  $  (106,747)  $  (156,805)
                                      ===========   ===========   ===========

Net loss - General Partner                   (500)       (1,068)       (1,568)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $   (49,558)  $  (105,679)  $  (155,237)
                                      ===========   ===========   ===========

Net loss per limited
  partnership unit                    $     (0.79)  $     (0.77)
                                      ===========   ===========

Weighted average number of limited
  partnership units outstanding            63,030       136,969
                                      ===========   ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)

                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $         6   $        12   $        18
  Interest income                           8,253        20,611        28,864
                                      -----------   -----------   -----------

                                            8,259        20,623        28,882
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                          53,265       119,694       172,959
  Professional fees                        10,442        23,267        33,709
  Other operating expenses                  3,355         7,289        10,644
  Credit for lease losses                  (7,216)      (20,006)      (27,222)
                                      -----------   -----------   -----------

                                           59,846       130,244       190,090
                                      -----------   -----------   -----------

Net loss                              $   (51,587)  $  (109,621)  $  (161,208)
                                      ===========   ===========   ===========

Net loss - General Partner            $      (516)  $    (1,096)  $    (1,612)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $   (51,071)  $  (108,525)  $  (159,596)
                                      ===========   ===========   ===========

Net loss per limited
   partnership unit                   $     (0.81)  $     (0.79)
                                      ===========   ===========

Weighted average number of limited
   partnership units outstanding           63,030       136,969
                                      ===========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $     4,261   $     9,257   $    13,518
  Interest income                          12,807        34,202        47,009
                                      -----------   -----------   -----------

                                           17,068        43,459        60,527
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                         273,579       594,332       867,911
  Professional fees                        30,707        67,290        97,997
  Other operating expenses                 11,905        25,868        37,773
  Credit for lease losses                 (14,510)      (33,368)      (47,878)
                                      -----------   -----------   ----------

                                          301,681       654,122       955,803
                                      -----------   -----------   -----------

Net loss                              $  (284,613)  $  (610,663)  $  (895,276)
                                      ===========   ===========   ===========

Net loss - General Partner            $    (2,846)  $    (6,107)  $    (8,953)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $  (281,767)  $  (604,556)  $  (886,323)
                                      ===========   ===========   ===========

Net loss per limited
  partnership unit                    $     (4.47)  $     (4.41)
                                      ===========   ===========

Weighted average number of limited
  partnership units outstanding            63,030       136,969
                                      ===========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $     3,021   $     9,959   $    12,980
  Interest income                          37,170        90,131       127,301
                                      -----------   -----------   -----------

                                           40,191       100,090       140,281
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                         156,293       352,797       509,090
  Professional fees                        36,187        83,662       119,849
  Other operating expenses                 11,654        25,595        37,249
  Credit for lease losses                 (22,064)      (72,267)      (94,331)
                                      -----------   -----------   -----------

                                          182,070       389,787       571,857
                                      -----------   -----------   -----------

Net loss                              $  (141,879)  $  (289,697)  $  (431,576)
                                      ===========   ===========   ===========

Net loss - General Partner            $    (1,419)  $    (2,897)  $    (4,316)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $  (140,460)  $  (286,800)  $  (427,260)
                                      ===========   ===========   ===========

Net loss per limited
   partnership unit                   $     (2.23)  $     (2.09)
                                      ===========   ===========

Weighted average number of limited
   partnership units outstanding           63,030       136,969
                                      ===========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                                    Liquidating    Continuing
                                        General       Limited       Limited        Total
                                       Partner's     Partner's     Partner's     Partner's
                                         Equity        Equity        Equity        Equity
                                      -----------   -----------   -----------   -----------
Balance, December 31, 1999*           $         -   $   640,020   $ 1,715,863   $ 2,355,883

  Distibutions to partners                      -       (33,751)     (373,471)     (407,222)
  Net loss                                 (8,953)     (281,767)     (604,556)     (895,276)
  Allocation of General
    Partner's Equity                        8,953        (2,846)       (6,107)            -
                                      -----------   -----------   -----------   -----------

Balance, September 30, 2000           $         -   $   321,656   $   731,729   $ 1,053,385
                                      ===========   ===========   ===========   ===========


* Balances are net of $103,589 and $304,803 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited      Limited
                                        Partners     Partners        Total
                                      -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                            $  (284,613)  $ (610,663)   $  (895,276)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses               (14,510)      (33,368)      (47,878)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       65        (1,775)       (1,710)
      Lessee rental deposits               (2,189)       (1,957)       (4,146)
                                      -----------   -----------   -----------
                                         (301,247)     (647,763)     (949,010)
                                      -----------   -----------   -----------

Cash flows from investing activities:
  Principal collections on leases          14,510        33,368        47,878
  Diverted and other assets, net           18,519        40,236        58,755
                                      -----------   -----------   -----------
                                           33,029        73,604       106,633
                                      -----------   -----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (33,751)     (373,471)     (407,222)
                                      -----------   -----------   -----------

Net decrease in cash and
  cash equivalents                       (301,969)     (947,630)   (1,249,599)
Cash and cash equivalents:
  Beginning of year                       590,360     1,617,413     2,207,773
                                      -----------   -----------   -----------
  End of third quarter                $   288,391   $   669,783   $   958,174
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
                                      ===========   ===========   ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTIONS:

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

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and to provide for the ultimate liquidation of the Partnership. During the nine months ended September 30, 2000, Partnership cash and cash equivalents decreased by $1,250,000 to $958,000 at September 30, 2000 from $2,208,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $407,000 (see below) and by cash used in operations of $949,000, partially offset by cash receipts from collections on leases of $48,000 and a distribution of Diverted and other assets of $59,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $110,000 (see Note 4 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $157,000 and $895,000 for the three and nine month periods ended September 30, 2000 in the aggregate for all classes of partners. This compares to aggregate net losses of $161,000 and $432,000 for the three and nine month periods ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended September 30, 2000 and 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. However, it does have $234,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

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

Professional fees:
Professional fees for the nine months ended September 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.





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