Form 10-Q
period 2001-03-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2001-05-15
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 2001                               Commission File Number  0-17744
---------------------                            -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                           36-3581924
----------------                                    ----------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                                          Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
 Address of principal                                      City, State, Zip Code
 executive offices

Registrant's telephone number:                                    (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2001 (unaudited)                                 3

      December 31, 2000                                          4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2001                  5

      For the three months ended March 31, 2000                  6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2001
         (unaudited)                                             7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2001                  8

      For the three months ended March 31, 2000                  9

    Notes to Financial Statements (unaudited)                   10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations          11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                 12

PART II - OTHER INFORMATION

Items 1-6.                                                      13

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)



                                  Liquidating    Continuing
                                    Limited       Limited
                                   Partners       Partners           Total
                                  -----------    ----------        --------
ASSETS

Cash and cash equivalents          $228,444       $540,992         $769,436
Residual lease balances                --             --               --
Diverted assets, net                 34,574         75,114          109,688
Other assets, net                      --             --               --
                                   --------       --------         --------

                                   $263,018       $616,106         $879,124
                                   ========       ========         ========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
   expenses                        $   --         $  3,074         $  3,074
Lessee rental deposits                 --              997              997
Accrued post-dissolution
  expenses                          117,885        256,115          374,000
                                   --------       --------         --------

    Total liabilities               117,885        260,186          378,071

Total partners' equity              145,133        355,920          501,053
                                   --------       --------         --------

                                   $263,018       $616,106         $879,124
                                   ========       ========         ========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 2000
                                   (Unaudited)



                                  Liquidating    Continuing
                                    Limited       Limited
                                    Partners      Partners     Total
                                  -----------   -----------  ----------
ASSETS

Cash and cash equivalents          $  271,771   $  634,220   $  905,991
Residual lease balances                  --           --           --
Diverted assets, net                   34,574       75,114      109,688
Other assets, net                        --           --           --
                                   ----------   ----------   ----------

                                   $  306,345   $  709,334   $1,015,679
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $      370   $    4,992   $    5,362
Lessee rental deposits                   --            997          997
Accrued post-dissolution
  expenses                            117,885      256,115      374,000
                                   ----------   ----------   ----------

    Total liabilities                 118,255      262,104      380,359

Total partners' equity                188,090      447,230      635,320
                                   ----------   ----------   ----------

                                   $  306,345   $  709,334   $1,015,679
                                   ==========   ==========   ==========



                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                    Liquidating   Continuing
                                      Limited      Limited
                                     Partners      Partners      Total
                                    -----------   ----------   ----------
Revenue:
  Lease income                       $      63    $     137    $     200
  Interest income                          260        2,582        2,842
                                     ---------    ---------    ---------

                                           323        2,719        3,042
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $  37,189    $  80,796    $ 117,985
  Professional fees                      4,277        9,293       13,570
  Other operating expenses               3,429        7,449       10,878
  Credit for lease losses               (1,615)      (3,509)      (5,124)
                                     ---------    ---------    ---------

                                        43,280       94,029      137,309
                                     ---------    ---------    ---------

Net loss                             $ (42,957)   $ (91,310)   $(134,267)
                                     =========    =========    =========

Net loss - General Partner           $    (430)   $    (913)      (1,343)
                                     =========    =========    =========

Net loss - Limited Partners          $ (42,527)   $ (90,397)   $(132,924)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (0.67)   $   (0.66)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                    Liquidating   Continuing
                                      Limited       Limited
                                     Partners      Partners      Total
                                    -----------   ----------   ----------
Revenue:
  Lease income                       $     833    $   1,809    $   2,642
  Interest income                        5,848       14,927       20,775
                                     ---------    ---------    ---------

                                         6,681       16,736       23,417
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $ 160,292    $ 349,251    $ 509,543
  Professional fees - other             12,853       28,122       40,975
  Other operating expenses               2,356        5,122        7,478
  Credit for lease losses               (6,342)     (15,004)     (21,346)
                                     ---------    ---------    ---------

                                       169,159      367,491      536,650
                                     ---------    ---------    ---------

Net loss                             $(162,478)   $(350,755)   $(513,233)
                                     =========    =========    =========

Net loss - General Partner           $  (1,625)      (3,508)   $  (5,133)
                                     =========    =========    =========

Net loss - Limited Partners          $(160,853)   $(347,247)   $(508,100)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (2.55)   $   (2.54)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         63,030      136,969
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                           Liquidating  Continuing
                                General      Limited      Limited      Total
                               Partners'    Partners'    Partners'    Partners'
                                Equity       Equity       Equity       Equiy
                               ---------   ----------   ----------   ----------

Balance, December 31, 2000 *   $    --      $ 188,090    $ 447,230    $ 635,320

  Net loss                        (1,343)     (42,527)     (90,397)    (134,267)
  Allocation of General
    Partner's Equity               1,343         (430)        (913)        --
                               ---------    ---------    ---------    ---------

Balance, March 31, 2001        $    --      $ 145,133    $ 355,920      501,053
                               =========    =========    =========    =========


* Balances are net of $107,771 and $313,754 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                          Partners      Partners      Total
                                         -----------   ----------   ----------

Cash flows from operating activities:
  Net loss                               $ (42,957)   $ (91,310)   $(134,267)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (1,615)      (3,509)      (5,124)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (370)      (1,918)      (2,288)
                                         ---------    ---------    ---------
                                           (44,942)     (96,737)    (141,679)
                                         ---------    ---------    ---------

Cash flows from investing activities:
  Principal collections on leases            1,615        3,509        5,124
                                         ---------    ---------    ---------

Net decrease in cash and
  cash equivalents                         (43,327)     (93,228)    (136,555)
Cash and cash equivalents:
  Beginning of year                        271,771      634,220      905,991
                                         ---------    ---------    ---------
  End of first quarter                   $ 228,444    $ 540,992    $ 769,436
                                         =========    =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                         Liquidating    Continuing
                                           Limited       Limited
                                          Partners       Partners         Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $  (162,478)   $  (350,755)   $  (513,233)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (6,342)       (15,004)       (21,346)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (471)         2,402          1,931
      Lessee rental deposits                   1,711              -          1,711
                                         -----------    -----------    -----------
                                            (167,580)      (363,357)      (530,937)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              6,342         15,004         21,346
  Distribution of Diverted assets             18,519         40,236         58,755
                                         -----------    -----------    -----------
                                              24,861         55,240         80,101
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (142,719)      (308,117)      (450,836)
Cash and cash equivalents:
  Beginning of year                          590,360      1,617,413      2,207,773
                                         -----------    -----------    -----------
  End of first quarter                   $   447,641    $ 1,309,296    $ 1,756,937
                                         ===========    ===========    ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since May 31, 1994, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 2000 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through March 31, 2001. The discussion and analysis of results of operations is for the three month period ended March 31, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2001, Partnership cash and cash equivalents decreased by $137,000 primarily due to cash used to pay operating expenses.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 4 to the Partnership's financial statements included in Item 8). The Partnership's 3.9% interest in the Southwick office building has a book value of $110,000. The general partner has entered into a contract to sell the building for $15 million. The general partner estimates that total costs associated with this transaction will approximate 10% or $1.5 million ($450,000 for real estate commissions, approximately $600,000 for real estate tax prorations and approximately $450,000 for other costs customarily paid by the seller in a commercial real estate transaction). Net proceeds of approximately $13.5 million along with an additional $1.4 million held by DRC Partnership Fund, Inc. will be distributed to the Partnerships as soon as practicable after the transaction closes. The general partner expects this to occur no later than December 31, 2001. The Partnership's 3.9% share is $529,000. This transaction currently is scheduled to close in early June.

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

Results of Operations

The Partnership had a net loss of $134,000 for the three months ended March 31, 2001 which is $379,000 less than the loss for the three months ended March 31, 2000. This difference is mostly due to the $303,000 insurance premium that was included in the General Partner's expense reimbursement during the first quarter of 2000 which provides coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the first quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2001.





            DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVII, L.P.