Form 10-Q
period 2001-06-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2001-08-14
CIK 833409

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ---------------------------------



For the Quarter Ended
    June 30, 2001                             Commission File Number  0-17744
--------------------                          --------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   -----------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                  36-3581924
----------------                                  ----------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                              Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  ---------------------------
 Address of principal                                  City, State, Zip Code
 executive offices

Registrant's telephone number:                            (847) 240-6200
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

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2001 (unaudited)                                      3

      December 31, 2000                                              4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2001                       5

      For the three months ended June 30, 2000                       6

          For the six months ended June 30, 2001                     7

          For the six months ended June 30, 2000                     8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2001
         (unaudited)                                                 9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2001                        10

      For the six months ended June 30, 2000                        11

    Notes to Financial Statements (unaudited)                  12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations              14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                     15

PART II - OTHER INFORMATION

Items 1-6.                                                          16

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                 June 30, 2001
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
ASSETS

Cash and cash equivalents                               $ 376,154             $ 858,836          $ 1,234,990
Residual lease balances                                         -                     -                    -
Other assets, net                                               -                     -                    -
                                                 -----------------    ------------------    -----------------

                                                        $ 376,154             $ 858,836          $ 1,234,990
                                                 =================    ==================    =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                $ 1,460               $ 2,063              $ 3,523
Accrued post-dissolution
  expenses                                                117,885               256,115              374,000
                                                 -----------------    ------------------    -----------------

     Total liabilities                                    119,345               258,178              377,523

Total partners' equity                                    256,809               600,658              857,467
                                                 -----------------    ------------------    -----------------

                                                        $ 376,154             $ 858,836          $ 1,234,990
                                                 =================    ==================    =================





                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               December 31, 2000

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
ASSETS

Cash and cash equivalents                               $ 271,771             $ 634,220            $ 905,991
Residual lease balances                                         -                     -                    -
Diverted assets, net                                       34,574                75,114              109,688
Other assets, net                                               -                     -                    -
                                                 -----------------    ------------------    -----------------

                                                        $ 306,345             $ 709,334          $ 1,015,679
                                                 =================    ==================    =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                  $ 370               $ 4,992              $ 5,362
Lessee rental deposits                                          -                   997                  997
Accrued post-dissolution
  expenses                                                117,885               256,115              374,000
                                                 -----------------    ------------------    -----------------

     Total liabilities                                    118,255               262,104              380,359

Total partners' equity                                    188,090               447,230              635,320
                                                 -----------------    ------------------    -----------------

                                                        $ 306,345             $ 709,334          $ 1,015,679
                                                 =================    ==================    =================


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2001
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
Revenue:
  Lease income                                            $ 1,186               $ 2,576              $ 3,762
  Interest income                                               -                 2,109                2,109
  Gain on sale of Diverted assets                         162,460               352,960              515,420
                                                 -----------------     -----------------    -----------------

                                                          163,646               357,645              521,291
                                                 -----------------     -----------------    -----------------

Expenses:
  General Partner's expense
    reimbursement                                          44,364                96,384              140,748
  Professional fees                                         6,553                14,237               20,790
  Other operating expenses                                  1,115                 2,422                3,537
  Credit for lease losses                                     (62)                 (136)                (198)
                                                 -----------------     -----------------    -----------------

                                                           51,970               112,907              164,877
                                                 -----------------     -----------------    -----------------

Net income                                              $ 111,676             $ 244,738            $ 356,414
                                                 =================     =================    =================

Net income - General Partner                              $ 1,117               $ 2,447                3,564
                                                 =================     =================    =================

Net income - Limited Partners                           $ 110,559             $ 242,291            $ 352,851
                                                 =================     =================    =================

Net income per limited
  partnership unit                                         $ 1.75                $ 1.77
                                                 =================     =================

Weighted average number of limited
  partnership units outstanding                            63,030               136,969
                                                 =================     =================




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
Revenue:
  Lease income                                            $ 1,142               $ 2,482              $ 3,624
  Interest income                                           5,215                13,324               18,539
                                                 -----------------     -----------------    -----------------

                                                            6,357                15,806               22,163
                                                 -----------------     -----------------    -----------------

Expenses:
  General Partner's expense
    reimbursement                                          65,968               142,276              208,244
  Professional fees                                        10,688                23,448               34,136
  Other operating expenses                                  7,921                17,208               25,129
  Credit for lease losses                                  (6,143)              (13,965)             (20,108)
                                                 -----------------     -----------------    -----------------

                                                           78,434               168,967              247,401
                                                 -----------------     -----------------    -----------------

Net loss                                                $ (72,077)           $ (153,161)          $ (225,238)
                                                 =================     =================    =================

Net loss - General Partner                                 $ (721)             $ (1,532)            $ (2,253)
                                                 =================     =================    =================

Net loss - Limited Partners                             $ (71,356)           $ (151,629)          $ (222,985)
                                                 =================     =================    =================

Net loss per limited
   partnership unit                                       $ (1.13)              $ (1.11)
                                                 =================     =================

Weighted average number of limited
   partnership units outstanding                           63,030               136,969
                                                 =================     =================




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2001
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
Revenue:
  Lease income                                            $ 1,249               $ 2,713              $ 3,962
  Interest income                                             260                 4,691                4,951
  Gain on sale of Diverted assets                         162,460               352,960              515,420
                                                 -----------------    ------------------    -----------------

                                                          163,969               360,364              524,333
                                                 -----------------    ------------------    -----------------

Expenses:
  General Partner's expense
    reimbursement                                          81,553               177,180              258,733
  Professional fees                                        10,830                23,530               34,360
  Other operating expenses                                  4,544                 9,871               14,415
  Credit for lease losses                                  (1,677)               (3,645)              (5,322)
                                                 -----------------    ------------------    -----------------

                                                           95,250               206,936              302,186
                                                 -----------------    ------------------    -----------------

Net income                                               $ 68,719             $ 153,428            $ 222,147
                                                 =================    ==================    =================

Net income - General Partner                                $ 687               $ 1,534              $ 2,221
                                                 =================    ==================    =================

Net income - Limited Partners                            $ 68,032             $ 151,894            $ 219,926
                                                 =================    ==================    =================

Net income per limited
  partnership unit                                         $ 1.08                $ 1.11
                                                 =================    ==================

Weighted average number of limited
  partnership units outstanding                            63,030               136,969
                                                 =================    ==================




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
Revenue:
  Lease income                                            $ 1,975               $ 4,291              $ 6,266
  Interest income                                          11,063                28,251               39,314
                                                 -----------------    ------------------    -----------------

                                                           13,038                32,542               45,580
                                                 -----------------    ------------------    -----------------

Expenses:
  General Partner's expense
    reimbursement                                         226,260               491,527              717,787
  Professional fees                                        23,541                51,570               75,111
  Other operating expenses                                 10,277                22,330               32,607
  Credit for lease losses                                 (12,485)              (28,969)             (41,454)
                                                 -----------------    ------------------    -----------------

                                                          247,593               536,458              784,051
                                                 -----------------    ------------------    -----------------

Net loss                                               $ (234,555)           $ (503,916)          $ (738,471)
                                                 =================    ==================    =================

Net loss - General Partner                               $ (2,346)             $ (5,039)            $ (7,385)
                                                 =================    ==================    =================

Net loss - Limited Partners                            $ (232,209)           $ (498,877)          $ (731,086)
                                                 =================    ==================    =================

Net loss per limited
   partnership unit                                       $ (3.68)              $ (3.64)
                                                 =================    ==================

Weighted average number of limited
   partnership units outstanding                           63,030               136,969
                                                 =================    ==================




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                         Liquidating        Continuing
                                          General          Limited            Limited
                                         Partners'        Partners'          Partners'
                                          Equity           Equity             Equity             Total
                                     --------------   -----------------  -----------------  -----------------
Balance, December 31, 2000*                    $ -           $ 188,090          $ 447,230          $ 635,320

  Net income                                 2,221              68,032            151,894            222,147
  Allocation of General
    Partner's Equity                        (2,221)                687              1,534                  -
                                      -------------   -----------------  -----------------  -----------------

Balance, June 30, 2001                         $ -           $ 256,809          $ 600,658          $ 857,467
                                      =============   =================  =================  =================

* Balances are net of $107,771 and $313,754 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                  (Unaudited)

                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners             Partners              Total
                                                 -----------------    ------------------    -----------------
Cash flows from operating activities:
  Net income                                                 $ 68,719          $ 153,428           $ 222,147
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets                          (162,460)          (352,960)           (515,420)
    Credit for lease losses                                    (1,677)            (3,645)             (5,322)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                        1,090             (2,929)             (1,839)
      Lessee rental deposits                                        -               (997)               (997)
                                                    ------------------  -----------------   -----------------
                                                              (94,328)          (207,103)           (301,431)
                                                    ------------------  -----------------   -----------------

Cash flows from investing activities:
  Principal collections on leases                               1,677              3,645               5,322
  Proceeds from sale of Diverted
    assets                                                    197,034            428,074             625,108
                                                    ------------------  -----------------   -----------------
                                                              198,711            431,719             630,430

Net increase in cash and
  cash equivalents                                            104,383            224,616             328,999
Cash and cash equivalents:
  Beginning of year                                           271,771            634,220             905,991
                                                    ------------------  -----------------   -----------------
  End of second quarter                                     $ 376,154          $ 858,836         $ 1,234,990
                                                    ==================  =================   =================

                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                  (Unaudited)

                                                        Liquidating        Continuing
                                                          Limited            Limited
                                                          Partners           Partners            Total
                                                     -----------------  ------------------  -----------------
Cash flows from operating activities:
  Net loss                                                 $ (234,555)        $ (503,916)         $ (738,471)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                                   (12,485)           (28,969)            (41,454)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                            3               (419)               (416)
      Lessee rental deposits                                     (275)              (187)               (462)
                                                    ------------------  -----------------   -----------------
                                                             (247,312)          (533,491)           (780,803)
                                                    ------------------  -----------------   -----------------

Cash flows from investing activities:
  Principal collections on leases                              12,485             28,969              41,454
  Distribution of Diverted assets                              18,519             40,236              58,755
                                                    ------------------  -----------------   -----------------
                                                               31,004             69,205             100,209
                                                    ------------------  -----------------   -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           (33,751)          (373,471)           (407,222)
                                                    ------------------  -----------------   -----------------


Net decrease in cash and
  cash equivalents                                           (250,059)          (837,757)         (1,087,816)
Cash and cash equivalents:
  Beginning of year                                           590,360          1,617,413           2,207,773
                                                    ------------------  -----------------   -----------------
  End of second quarter                                     $ 340,301          $ 779,656         $ 1,119,957
                                                    ==================  =================   =================




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)




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

Since May 31, 1994, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed sometime after mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

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

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $515,420 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for $15 million. After payment of sales commissions and other closing costs of $456,654 net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. Additionally, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $625,108 (3.917%) and is included in "Cash and cash equivalents" at June 30, 2001. The Partnership's book value of Diverted Assets was $109,688.

NOTE 4 - LITIGATION:

During May of 2001, Edumund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgement entered against him (approximately $10 million) belongs to him. Attorneys for the Partnership believe that Mr. Lopinski's claims are without merit and will be vigorously defended.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through June 30, 2001. The discussion and analysis of results of operations is for the six month period ended June 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2001, Partnership cash and cash equivalents increased by $329,000. This increase is due to proceeds of $625,000 received from the sale of Southwick office building (see below), partially offset by cash used to pay operating expenses of $301,000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs the net proceeds for all Partnerships totaled approximately $14.5 million. The Partnership's share of net proceeds along with an additional $1.4 million held by DRC Partnership Fund, Inc are included in the Partnership's June 30, 2001 balance sheet as "Cash and cash equivalents". The Partnership's 3.9% share is $625,000.

The Partnership's source of future liquidity will come from its cash-on-hand. After the cost of liquidating the Partnership has been funded, all remaining known liabilities of the Partnership have been satisfied and reserves have been provided for future contingent Partnership liabilities, all remaining cash will be distributed to the Limited Partners. The general partner expects this final distribution to occur sometime in the fourth quarter 2001.

The general partner expects to utilize $374,000 to pay for Partnership liquidation activities. This amount is reflected on the Partnership's June 30, 2001 balance sheet as "Accrued post-dissolution expenses". The liquidation activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to set aside up to $784,000 to provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

Results of Operations

The Partnership had net income of $356,000 and $222,000 for the three and six months ended June 30, 2001. This compares to net losses of $225,000 and $738,000 for the corresponding periods ended June 30, 2000. The increase in net income for the three month period is primarily attributable to the $515,000 gain on the sale of the Southwick office building recorded in June of 2001 as well as an approximate $68,000 reduction in the general partner's expense reimbursement. The increase in net income for the six month period is primarily attributable to the aforementioned gain coupled with an approximate $458,000 reduction in the general partner's expense reimbursement. The decrease in the general partner's expense reimbursement is attributable to cost reductions associated with decreased partnership activities as well as a one time payment, in the first quarter of 2000, of $303,000 for insurance coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the second quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2001.





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