Form 10-Q
period 2001-09-30
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2001-11-14
CIK 833409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                          ----------------------------



 For the Quarter Ended
  September 30, 2001                         Commission File Number  0-17744
-----------------------                     ---------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                       36-3581924
----------------                                ----------------------------
 State or other                                  IRS Employer Identification
 jurisdiction of                                                      Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------                ---------------------------
      Address of principal                             City, State, Zip Code
       executive offices

  Registrant's telephone number:                              (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION
Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2001 (unaudited)                               3

      December 31, 2000                                            4

    Statements of Expenses (unaudited)

      For the three months ended September 30, 2001                5

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                6

      For the nine months ended September 30, 2001                 7

      For the nine months ended September 30, 2000                 8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2001
         (unaudited)                                               9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2001                10

      For the nine months ended September 30, 2000                11

    Notes to Financial Statements (unaudited)                12 - 14

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations            15 - 17

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                   17

PART II - OTHER INFORMATION

Items 1-6.                                                        18

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                               September 30, 2001
                                   (Unaudited)

                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners      Total
                                   ----------   ----------   ----------

ASSETS

Cash and cash equivalents          $  323,553   $  744,651   $1,068,204
                                   ----------   ----------   ----------

                                   $  323,553   $  744,651   $1,068,204
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $    1,339   $    1,802        3,141
Accrued dissolution expenses          146,822      318,241      465,063
Accrued indemnity obligations         175,392      424,608      600,000
                                   ----------   ----------   ----------

     Total liabilities                323,553      744,651    1,068,204

Total partners' equity                      -            -            -
                                   ----------   ----------   ----------

                                   $  323,553   $  744,651   $1,068,204
                                   ==========   ==========   ==========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                                December 31, 2000


                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners      Total
                                   ----------   ----------   ----------
ASSETS

Cash and cash equivalents          $  271,771   $  634,220   $  905,991
Residual lease balances                     -            -            -
Diverted assets, net                   34,574       75,114      109,688
Other assets, net                           -            -            -
                                   ----------   ----------   ----------

                                   $  306,345   $  709,334   $1,015,679
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $      370   $    4,992   $    5,362
Lessee rental deposits                      -          997          997
Accrued dissolution expenses          117,885      256,115      374,000
                                   ----------   ----------   ----------

     Total liabilities                118,255      262,104      380,359

Total partners' equity                188,090      447,230      635,320
                                   ----------   ----------   ----------

                                   $  306,345   $  709,334   $1,015,679
                                   ==========   ==========   ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                             STATEMENTS OF EXPENSES
                  For the three months ended September 30, 2001
                                   (Unaudited)


                                    Liquidating  Continuing
                                      Limited     Limited
                                      Partners    Partners    Total
                                    -----------  ---------- ----------
Expenses:
  Provision for dissolution
    expenses                          $ 81,416    $176,055   $257,471
  Provision for indemnity
    obligations                        175,392     424,608    600,000
                                      --------    --------   --------

Net loss                              $256,808    $600,663   $857,471
                                      ========    ========   ========

Net loss - General Partner            $  2,568    $  6,007   $  8,575
                                      ========    ========   ========

Net loss - Limited Partners           $254,240    $594,656   $848,896
                                      ========    ========   ========

Net loss per limited
  partnership unit                    $   4.03    $   4.34
                                      ========    ========

Weighted average number of limited
  partnership units outstanding         63,030     136,969
                                      ========    ========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)

                                    Liquidating   Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                    -----------   ----------   ----------
Revenue:
  Lease income                       $   2,286    $   4,966    $   7,252
  Interest income                        1,744        5,951        7,695
                                     ---------    ---------    ---------
                                         4,030       10,917       14,947
                                     ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                       47,319      102,805      150,124
  Professional fees                      7,166       15,720       22,886
  Other operating expenses               1,628        3,538        5,166
  Credit for lease losses               (2,025)      (4,399)      (6,424)
                                     ---------    ---------    ---------
                                        54,088      117,664      171,752
                                     ---------    ---------    ---------
Net loss                             $ (50,058)   $(106,747)   $(156,805)
                                     =========    =========    =========
Net loss - General Partner           $    (500)   $  (1,068)   $  (1,568)
                                     =========    =========    =========
Net loss - Limited Partners          $ (49,558)   $(105,679)   $(155,237)
                                     =========    =========    =========
Net loss per limited
   partnership unit                  $   (0.79)   $   (0.77)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        63,030      136,969
                                     =========    =========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2001
                                   (Unaudited)

                                     Liquidating    Continuing
                                       Limited       Limited
                                       Partners      Partners         Total
                                     -----------    -----------    -----------
Revenue:
  Lease income                       $     1,249    $     2,713    $     3,962
  Interest income                            260          4,691          4,951
  Gain on sale of Diverted assets        162,460        352,960        515,420
                                     -----------    -----------    -----------
                                         163,969        360,364        524,333
                                     -----------    -----------    -----------
Expenses:
  General Partner's expense
    reimbursement                         81,553        177,180        258,733
  Professional fees                       10,830         23,530         34,360
  Other operating expenses                 4,545          9,866         14,411
  Credit for lease losses                 (1,677)        (3,645)        (5,322)
  Provision for dissolution
    expenses                              81,416        176,055        257,471
  Provision for indemnity
    obligations                          175,392        424,608        600,000
                                     -----------    -----------    -----------
                                         352,059        807,594      1,159,653
                                     -----------    -----------    -----------
Net loss                             $  (188,090)   $  (447,230)   $  (635,320)
                                     ===========    ===========    ===========
Net loss - General Partner           $    (1,881)   $    (4,472)   $    (6,353)
                                     ===========    ===========    ===========
Net loss - Limited Partners          $  (186,209)   $  (442,758)   $  (628,967)
                                     ===========    ===========    ===========
Net loss per limited
  partnership unit                   $     (2.95)   $     (3.23)
                                     ===========    ===========
Weighted average number of limited
  partnership units outstanding           63,030        136,969
                                     ===========    ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)

                                    Liquidating  Continuing
                                      Limited     Limited
                                      Partners    Partners       Total
                                    -----------  -----------  -----------
Revenue:
  Lease income                       $   4,261    $   9,257    $  13,518
  Interest income                       12,807       34,202       47,009
                                     ---------    ---------    ---------
                                        17,068       43,459       60,527
                                     ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                      273,579      594,332      867,911
  Professional fees                     30,707       67,290       97,997
  Other operating expenses              11,905       25,868       37,773
  Credit for lease losses              (14,510)     (33,368)     (47,878)
                                     ---------    ---------    ---------
                                       301,681      654,122      955,803
                                     ---------    ---------    ---------
Net loss                             $(284,613)   $(610,663)   $(895,276)
                                     =========    =========    =========
Net loss - General Partner           $  (2,846)   $  (6,107)   $  (8,953)
                                     =========    =========    =========
Net loss - Limited Partners          $(281,767)   $(604,556)   $(886,323)
                                     =========    =========    =========
Net loss per limited
   partnership unit                  $   (4.47)   $   (4.41)
                                     =========    =========
Weighted average number of limited
   partnership units outstanding        63,030      136,969
                                     =========    =========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                           Liquidating   Continuing
                                General      Limited      Limited      Total
                               Partner's     Partners'    Partners'   Partners'
                                Equity        Equity       Equity      Equity
                              ----------    ----------   ----------  ----------

Balance, December 31, 2000*   $       -    $ 188,090    $ 447,230    $ 635,320

  Net loss                       (6,353)    (186,209)    (442,758)    (635,320)
  Allocation of General
    Partner's Equity              6,353       (1,881)      (4,472)           -
                              ---------    ---------    ---------    ---------

Balance, September 30, 2001   $       -    $       -    $       -    $       -
                              =========    =========    =========    =========


* Balances are net of $107,771 and $313,754 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2001
                                   (Unaudited)

                                         Liquidating    Continuing
                                           Limited        Limited
                                           Partners       Partners        Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $  (188,090)   $  (447,230)   $  (635,320)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets         (162,460)      (352,960)      (515,420)
    Credit for lease losses                   (1,677)        (3,645)        (5,322)
    Provision for dissolution
      expenses                                81,416        176,055        257,471
    Provision for indemnity
      obligations                            175,392        424,608        600,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                         969         (3,190)        (2,221)
      Accrued dissolution expenses           (52,479)      (113,929)      (166,408)
      Lessee rental deposits                       -           (997)          (997)
                                         -----------    -----------    -----------
                                            (146,929)      (321,288)      (468,217)
                                         -----------    -----------    -----------
Cash flows from investing activities:
  Principal collections on leases              1,677          3,645          5,322
  Proceeds from sale of Diverted
    assets                                   197,034        428,074        625,108
                                         -----------    -----------    -----------
                                             198,711        431,719        630,430
Net increase in cash and
  cash equivalents                            51,782        110,431        162,213
Cash and cash equivalents:
  Beginning of year                          271,771        634,220        905,991
                                         -----------    -----------    -----------
  End of third quarter                   $   323,553    $   744,651    $ 1,068,204
                                         ===========    ===========    ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                          Liquidating    Continuing
                                            Limited        Limited
                                           Partners       Partners         Total
                                         -----------    -----------     -----------
Cash flows from operating activities:
  Net loss                               $  (284,613)   $  (610,663)   $  (895,276)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (14,510)       (33,368)       (47,878)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                          65         (1,775)        (1,710)
      Lessee rental deposits                  (2,189)        (1,957)        (4,146)
                                         -----------    -----------    -----------
                                            (301,247)      (647,763)      (949,010)
                                         -----------    -----------    -----------
Cash flows from investing activities:
  Principal collections on leases             14,510         33,368         47,878
  Distribution of Diverted assets             18,519         40,236         58,755
                                         -----------    -----------    -----------
                                              33,029         73,604        106,633
                                         -----------    -----------    -----------
Cash flows from financing activities:
  Distributions to Limited Partners          (33,751)      (373,471)      (407,222)
                                         -----------    -----------    -----------
Net decrease in cash and
  cash equivalents                          (301,969)      (947,630)    (1,249,599)
Cash and cash equivalents:
  Beginning of year                          590,360      1,617,413      2,207,773
                                         -----------    -----------    -----------
  End of third quarter                   $   288,391    $   669,783    $   958,174
                                         ===========    ===========    ===========







                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)




NOTE 1 - ORGANIZATION AND FINAL TERMINATION OF THE PARTNERSHIP:

Datronic Equipment Income Fund XVII, LP, a Delaware Limited Partnership (the "Partnership"), was formed on May 12, 1988 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since May 31, 1994, the Partnership has been in its Liquidating Phase, which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Partnership to complete the total liquidation of its assets by the end of 2001 and to complete all final termination and dissolution activities during the first half of 2002.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

Effective July 1, 2001, the Partnership commenced activities necessary for the final liquidation, termination, and dissolution of the Partnership. All future expenditures pertaining to this process, net of any expected recoveries of miscellaneous assets or other receipts, have been accrued for and will be charged to this accrual as they are incurred (see Notes 4 and 5 below). Accordingly, the accompany balance sheets as of September 30, 2001 reflect the estimated liquidating value of the Partnership and Partners' Equity represents the estimated amount of net assets available for distribution to the Limited Partners. In addition, the accompanying Statements of Expenses for the three months ended September 30, 2001 reflect only the additional provisions required to complete the liquidation, termination, and dissolution process. The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary for a fair presentation of financial condition and results of operations.

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $515,420 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for $15 million. After payment of sales commissions and other closing costs of $456,654, net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. In addition, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $625,108 (3.9%) and is included in "Cash and cash equivalents" at September 30, 2001. The Partnership's book value of Diverted Assets was $109,688.

NOTE 4  ACCRUED DISSOLUTION EXPENSES

At December 31, 2000, the Partnership accrued $374,000 ($1.84 million for all Datronic Partnerships)to provide for all expenses pertaining to the Partnership's termination and dissolution. The general partner estimated that this process would be completed by December 31, 2001. During the third quarter 2001, an additional $257,000 provision ($1.49 million for all Datronic Partnerships) was recorded. This provision was necessary because of the additional time required to terminate and dissolve the Partnership resulting from the claims filed by Edmund J. Lopinski, Jr. (see Note 6). The general partner now expects that all termination and dissolution activities will be completed during the first half of 2002.

NOTE 5  ACCRUED INDEMNITY OBLIGATIONS

During the third quarter 2001, the Partnership recorded a $600,000 provision for indemnity obligations ($2.5 million for all Datronic Partnerships). This amount represents the general partner's estimate of the Partnership's continuing obligation to indemnify the general partner, its officers, directors, and employees (collectively "indemnitees"). The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

The indemnity obligation provides for any currently uninsured, unasserted claims that may be asserted after the Partnership is terminated and dissolved. The general partner determined that the cost of maintaining ongoing accounting and investor records during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance will be donated to charity.

NOTE 6  LITIGATION:

During May of 2001, Edmund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgment entered against him (approximately $10 million) belonged to him. During the third quarter 2001, the court found Mr. Lopinski's claim to be without merit and issued an order permitting the distribution of the net proceeds to the Partnership's investors.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through September 30, 2001. The discussion and analysis of results of operations is for the nine month period ended September 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

At September 30, 2001, the Partnership's sole source of liquidity was its cash and cash equivalents totaling $1.07 million. After payment of the following obligations, the Partnership will have no remaining cash to distribute to its Limited Partners.

-    Accrued dissolution expenses -  $465,000
-    Accrued indemnity obligations - $600,000
-    All other remaining known liabilities of the Partnership.

During the nine months ended September 30, 2001, Partnership cash and cash equivalents increased by $162,000. This net increase was due to proceeds of $625,000 received from the sale of the Southwick office building (see below), partially offset by cash used to pay (i) $302,000 of operating expenses incurred through June 30, 2001 and (ii) $166,000 of dissolution expenses. Since July 1, 2001, the activities undertaken by the Partnership and its general partner have pertained to the termination and dissolution process. Accordingly, all expenses incurred since then have been characterized as dissolution expenses and, as such, have been (and will continue to be) charged against the accrual for dissolution expenses that was originally established as of December 31, 2000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, which represented the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs, the net proceeds for all Partnerships was approximately $14.5 million. The Partnership's 3.9% share of the net proceeds and an additional $1.4 million held by DRC Partnership Fund, Inc. ($625,000) is included in the Partnership's September 30, 2001 balance sheet as "Cash and cash equivalents".

As of September 30, 2001, the general partner expects to utilize an additional $465,000 of cash to terminate and dissolve the Partnership. Termination and dissolution activities include liquidation of all remaining liabilities (see above), calculation and distribution of the final cash distribution to the Limited Partners, preparation of final state and federal tax returns, preparation and mailing of final K-1s, filing of final state and federal regulatory documents, closing of all bank accounts, and completion of all other tasks as are necessary to conclude the Partnership's affairs. The expenses associated with these activities have been fully provided for in "Accrued dissolution expenses" shown in the Partnership's September 30, 2001 balance sheet. This accrual was originally established as of December 31, 2000 in the amount of $374,000. During the third quarter, an additional $257,000 provision was recorded because of the additional time that will be necessary to complete the termination and dissolution process. The additional time is the result of a claim that was made against the net proceeds from the Southwick Office Centre sale (see Note 6) that prevented the general partner from undertaking various dissolution activities until the claim was resolved in the third quarter 2001.

The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

Since this obligation continues after the Partnership is terminated and dissolved, a separate indemnification fund will be established. This fund will be used for indemnification of any currently uninsured, unasserted claims that may be asserted after the Partnership has been terminated and dissolved.

The general partner estimates that the Partnership's obligation totals $600,000. Previously, the general partner estimated that this obligation could be as much as $784,000. The general partner has also determined that the cost of maintaining ongoing accounting and investor records during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance will be donated to charity.

Results of Operations
The Partnership had net losses of $857,000 and $635,000, respectively, for the three and nine months ended September 30, 2001. This compares to net losses of $157,000 and $895,000, respectively, for the three and nine months ended September 30, 2000. The increase in net loss between the three-month periods is due to the third-quarter 2001 provisions for dissolution expenses and indemnity obligations (totaling $857,000) which exceeded the $172,000 of net operating expenses that were incurred in the third-quarter of 2000. Because all activities subsequent to June 30, 2001 pertain to the termination and dissolution process, all related expenses have been charged against the balance sheet accrual. Accordingly, no operating expenses appear in the third-quarter 2001 Statements of Expenses.

Favorable factors that resulted in a decrease in net losses for the nine-month periods were the $515,000 gain on the June 2001 sale of the Southwick office building and decreased operating expenses. Operating expenses for the nine-month periods decreased by $654,000 because no operating expenses were recorded after June 30, 2001 and those incurred through June 30, 2001 reflected the favorable effects of staff reductions and other savings related to decreased activity. Partially offsetting these favorable factors during the nine-month periods were the $857,000 of aggregate provisions for dissolution expenses and indemnity obligations described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 6 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2001.


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