Form 10-K405
period 2001-12-31
DATRONIC EQUIPMENT INCOME FUND XVII L P
filed 2002-04-01
CIK 833409

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-17744
                                                -------

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                          36-3581924
   -----------------                                  ------------------
   State or other                                     (I.R.S. Employer
   jurisdiction of                                    Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois    60173
-------------------------------------------------------  ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
       NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                 Units of Limited Partnership Interest
                 -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

ITEM 1 -- BUSINESS

The Datronic Equipment Income Fund XVII, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on May 12, 1988 and offered Units of Limited Partnership Interests (the "Units") during 1988 and 1989 which raised $99,999,500 of limited partner funds.

In 1992, a class action lawsuit was filed against the original general partner of the Partnership alleging misappropriation of $13.3 million from this and six other partnerships. Pursuant to a partial settlement of that lawsuit, on March 4, 1993, Lease Resolution Corporation ("LRC") was appointed general partner of this and five of the other affected partnerships (collectively, the Datronic Partnerships). The assets purchased with the misappropriated funds (Diverted Assets) were recovered for the benefit of the affected partnerships and have all been liquidated. The last of these assets was sold in 2001.

The Partnership was originally formed to invest in a variety of equipment leases. On May 31, 1994 the Partnership began its Liquidating Phase, which means that, as of that date, it ceased acquiring additional equipment leases and began liquidating its lease portfolio and other assets in an orderly manner.

During 2001, the Partnership completed the final liquidation of its assets and distributed to its limited partners all remaining cash after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The principal remaining asset to be liquidated, other than cash-on-hand, was the seven-story Southwick office building located in Schaumburg, Illinois and $1.4 million of cash from building operations in which the Partnership had a 3.9% interest. The building was sold during 2001 for $15 million, less commissions and other costs of disposal. The Partnership's share of these net proceeds plus cash from building operations was $625,100.

At December 31, 2001, the Partnership held $600,000 of cash. This balance was transferred to an indemnity escrow account during the first quarter of 2002 as full and complete satisfaction of any future indemnity obligations of the Partnership. Various dissolution activities are expected to be completed by mid-2002. These activities are being funded by money previously set aside for that purpose.

Since the Partnership was in its final liquidation and dissolution stage, information about industry segments, geographic regions, raw materials, seasonality, sources and availability of leases, backlog and competition is not relevant or material to an understanding of the Partnership's future activity. The Partnership was liquidated effective December 31, 2001.

The Partnership had no employees. LRC, the General Partner, employed 13 persons at December 31, 2001 all of whom previously attended to the operations of the Datronic Partnerships and who are now completing such dissolution activities as preparation of final state and federal income tax returns, preparation of final K-1s, filing of state and federal regulatory documents, and such other tasks as are necessary to conclude the Partnership's affairs.

ITEM 2 -- PROPERTIES

The Partnership's operations were located in leased premises of approximately 8,000 square feet in Schaumburg, Illinois through September 2001. Effective October 1, 2001, this space was vacated and the remaining staff was relocated to LRC's existing 3,800 square feet of office space in the Southwick office building in Schaumburg, Illinois (see Part II, Item 8, Note 4).

ITEM 3 -- LEGAL PROCEEDINGS

None. See Part II, Item 8, Note 7 for a discussion of a material legal proceeding that was resolved during 2001.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

                               Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.

As of December 31, 2001 (the effective date of the Partnership's liquidation), the records of the Partnership showed 7,832 record owners of Units.

                                 Distributions

Reference is made to Part II, Item 8, Note 6 for a discussion of classes of limited partners and distributions paid to limited partners.

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8, which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
Expenses Data
-------------------------
(in thousands, except for
 Unit amounts)
                                           For the years ended December 31,
                           -----------------------------------------------------------------
                               2001          2000          1999          1998         1997
                           ----------    ----------    ----------    ----------    ---------
Total revenue              $      524    $       65    $      175    $    1,224    $     514

Total expenses                  1,159         1,378           816         1,431        1,234
                           ----------    ----------    ----------    ----------    ---------

Net earnings (loss)        $     (635)   $   (1,313)   $     (641)   $     (207)   $    (720)
                           ==========    ==========    ==========    ==========    =========

Net earnings (loss)
 per Unit

 Class A                   $    (2.95)   $    (6.57)   $    (3.30)   $    (1.39)   $   (4.06)
                           ==========    ==========    ==========    ==========    =========
 Class B                   $    (3.23)   $    (6.47)   $    (3.11)   $     (.85)   $   (3.34)
                           ==========    ==========    ==========    ==========    =========
 Class C                   $    (3.23)   $    (6.47)   $    (3.11)   $     (.85)   $   (3.34)
                           ==========    ==========    ==========    ==========    =========

Distributions per Unit
 (per year)

 Class A                   $       --    $      .54    $    15.54    $       --    $      --
                           ==========    ==========    ==========    ==========    =========
 Class B                   $       --    $     2.73    $    16.62    $       --    $      --
                           ==========    ==========    ==========    ==========    =========
 Class C                   $       --    $     2.64    $    14.88    $       --    $      --
                           ==========    ==========    ==========    ==========    =========

Weighted average number
 of Units outstanding

 Class A                       63,030        63,030        63,030        63,030       63,030
                           ==========    ==========    ==========    ==========    =========
 Class B                      136,859       136,859       136,859       136,859      136,859
                           ==========    ==========    ==========    ==========    =========
 Class C                          110           110           110           110          110
                           ==========    ==========    ==========    ==========    =========


Balance Sheet Data
-------------------------
 (in thousands, except
  for Unit Amounts)
                                                  As of December 31,
                           -----------------------------------------------------------------
                              2001          2000          1999          1998          1997
                           ----------    ----------    ----------    ----------    ---------
Total assets               $      600    $    1,015    $    2,376    $    6,312    $   6,568
                           ==========    ==========    ==========    ==========    =========

Total liabilities          $      600    $      380    $       20    $       59    $     109
                           ==========    ==========    ==========    ==========    =========

Partners' equity           $       --    $      635    $    2,356    $    6,253    $   6,459
                           ==========    ==========    ==========    ==========    =========

Book value per Unit

  Class A                  $       --    $     4.69    $    11.80    $    30.64    $   32.04
                           ==========    ==========    ==========    ==========    =========
  Class B                  $       --    $     5.55    $    14.75    $    34.48    $   35.33
                           ==========    ==========    ==========    ==========    =========
  Class C                  $       --    $     8.96    $    18.16    $    37.89    $   39.34
                           ==========    ==========    ==========    ==========    =========

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $635,000 in 2001 in the aggregate for all classes of partners. This compares to aggregate net losses in 2000 and 1999 of $1,313,000 and $641,000, respectively. The 2001 net loss is net of a $515,000 gain on the sale of Diverted assets. The 2001 and 2000 net losses include provisions for dissolution expenses of $257,000 and $374,000, respectively. These provisions are discussed below. Any differences in operating results between Liquidating and Continuing Limited Partners were attributable to lease income and expenses associated with new lease investments made since March 4, 1993. Liquidating Limited Partners did not participate in the post-March 4, 1993 investment activities. Significant factors affecting overall operating results for the three years ended December 31, 2001 include the following:

Gain on sale of Diverted asset:

During 2001, the remaining Diverted asset (a seven-story office building in Schaumburg, Illinois) was sold for $15 million. After payment of sales commissions and other disposal costs, net proceeds totaled $14.5 million. The Partnership's 3.9% share of these net proceeds, plus its 3.9% share of $1.4 million of previously undistributed cash from building operations, was $625,000. This amount was $515,000 more than its net book basis in these assets.

Interest income:

Interest income for all three years includes earnings on invested cash balances. Interest income continued to decline throughout the three years ended December 31, 2001 as cash distributions paid to Limited Partners reduced average invested cash balances.

Lease income:

Since May 1994 the Partnership was in its Liquidating Phase which prohibited investing in any new leases. Accordingly, the lease portfolio continued to decrease as collections were made, resulting in a continued decline in lease income. Lease collections for 2000 and 2001 were nominal. The Partnership no longer had an active lease portfolio and disposed of approximately $855,000 of fully reserved lease balances as part of the 2001 final liquidation process. Proceeds from the bulk disposal were nominal.

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

Professional fees -- other:

Professional fees -- other for the three years ended December 31, 2001 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:

These credits reflect periodic recoveries of previously reserved lease balances.

Provision for dissolution expenses:

The provisions recorded in 2001 and 2000 represent the General Partner's estimate of the costs to be incurred as a direct consequence of the final liquidation and dissolution of the Partnership. (See Note 8 to the Partnership's financial statements included in Item 8.) The general partner began these activities in mid-2001 and completed the final liquidation of the Partnership effective December 31, 2001. All remaining dissolution-related activities are expected to be completed by mid-2002.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Partnership's cash decreased by $306,000 to $600,000. Proceeds from the liquidation of assets totaled $630,000, principally from the sale of the remaining Diverted asset (the Southwick office building) in which the Partnership had a 3.9% interest. Operating expenses and liquidation of all remaining liabilities (other than that for indemnity obligations) used $936,000. In addition, $600,000 of cash was set aside to fund the liability for indemnity obligations. The $600,000 was transferred to an escrow account during the first quarter of 2002 (see Note 9 to the accompanying financial statements). After providing for the indemnity escrow funding and dissolution expenses of the Partnership there were no remaining funds available for distribution. The Partnership was liquidated effective December 31, 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Financial Statements:                                       Page(s)
                                                                    -------
     Independent Auditors' Report                                    10-11

     Balance Sheets
         In Total for All Classes
         of Limited Partners at December 31,
         2001 and 2000                                                 12

         By Class of Limited Partner
           December 31, 2001                                           13

           December 31, 2000                                           14

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                           15

         By Class of Limited Partner for the years ended
           December 31, 2001                                           16

           December 31, 2000                                           17

           December 31, 1999                                           18

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         2001, 2000 and 1999                                           19

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                           20

         By Class of Limited Partner for the years ended
           December 31, 2001                                           21

           December 31, 2000                                           22

           December 31, 1999                                           23

     Notes to Financial Statements                                    24-31

                          INDEPENDENT AUDITORS' REPORT


The Partners of Datronic
Equipment Income Fund XVII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVII, L.P. ("the Partnership") as of December 31, 2001 and 2000 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 11 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As discussed in Note 1, the Partnership has completed the final liquidation of all its assets and made a final cash distribution to its limited partners during 2001. The general partner of the Partnership expects dissolution activities to be completed by mid-2002.



Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 7, 2002

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                         December 31,
                                    ------------------------
                                        2001          2000
                                    ----------    ----------
ASSETS

Cash and cash equivalents           $  600,000    $  905,991
Diverted assets, net                        --       109,688
Other assets, net                           --            --
                                    ----------    ----------
                                    $  600,000    $1,015,679
                                    ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                          $       --    $    5,362
Lessee rental deposits                      --           997
Accrued dissolution expenses                --       374,000
Accrued indemnity obligations          600,000            --
                                    ----------    ----------
    Total liabilities                  600,000       380,359

Total partners' equity                      --       635,320
                                    ----------    ----------
                                    $  600,000    $1,015,679
                                    ==========    ==========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER

                                                  December 31, 2001
                                      ---------------------------------------
                                      Liquidating    Continuing
                                        Limited       Limited
                                       Partners       Partners         Total
                                      -----------    ----------      --------
ASSETS

Cash and cash equivalents              $175,392       $424,608       $600,000
                                       --------       --------       --------
                                       $175,392       $424,608       $600,000
                                       ========       ========       ========

LIABILITIES AND PARTNERS' EQUITY

Accrued indemnity obligations          $175,392       $424,608       $600,000
                                       --------       --------       --------
    Total liabilities                   175,392        424,608        600,000
Total partners' equity                       --             --             --
                                       --------       --------       --------
                                       $175,392       $424,608       $600,000
                                       ========       ========       ========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                   December 31, 2000
                                      -------------------------------------------
                                      Liquidating     Continuing
                                        Limited        Limited
                                       Partners        Partners           Total
                                      -----------     ----------       ----------
ASSETS

Cash and cash equivalents              $271,771       $  634,220       $  905,991
Diverted assets, net                     34,574           75,114          109,688
Other assets, net                            --               --               --
                                       --------       ----------       ----------

                                       $306,345       $  709,334       $1,015,679
                                       ========       ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $    370       $    4,992       $    5,362
Lessee rental deposits                       --              997              997
Accrued dissolution expenses            117,885          256,115          374,000
                                       --------       ----------       ----------

    Total liabilities                   118,255          262,104          380,359

Total partners' equity                  188,090          447,230          635,320
                                       --------       ----------       ----------

                                       $306,345       $  709,334       $1,015,679
                                       ========       ==========       ==========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                          For the years ended December 31,
                                     -----------------------------------------
                                         2001            2000          1999
                                     -----------     -----------     ---------
Revenue:
  Gain on sale of Diverted assets    $   515,420     $        --     $      --
  Interest income                          4,951          51,664       161,317
  Lease income                             3,962          13,618        13,732
                                     -----------     -----------     ---------

                                         524,333          65,282       175,049
                                     -----------     -----------     ---------

Expenses:
  General Partner's expense
    reimbursement                    $   258,733     $   910,876     $ 750,667
  Professional fees -- litigation             --          41,365        49,456
  Professional fees -- other              34,360          76,696       117,483
  Other operating expenses                14,411          46,287        50,864
  Credit for lease losses                 (5,322)        (70,601)     (152,763)
  Provision for dissolution
    expenses                             257,471         374,000            --
  Provision for indemnity
    obligations                          600,000              --            --
                                     -----------     -----------     ---------

                                       1,159,653       1,378,623       815,707
                                     -----------     -----------     ---------

Net loss                             $  (635,320)    $(1,313,341)    $(640,658)
                                     ===========     ===========     =========

Net loss -- General Partner          $    (6,353)    $   (13,133)    $  (6,407)
                                     ===========     ===========     =========

Net loss -- Limited Partners         $  (628,967)    $(1,300,208)    $(634,251)
                                     ===========     ===========     =========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001


                                      Liquidating     Continuing
                                        Limited        Limited
                                       Partners        Partners           Total
                                      -----------     ----------       ----------
Revenue:
  Gain on sale of Diverted assets     $ 162,460     $   352,960     $   515,420
  Interest income                           260           4,691           4,951
  Lease income                            1,249           2,713           3,962
                                      ---------     -----------     -----------

                                        163,969         360,364         524,333
                                      ---------     -----------     -----------

Expenses:
  General Partner's expense
    reimbursement                     $  81,553     $   177,180     $   258,733
  Professional fees -- other             10,830          23,530          34,360
  Other operating expenses                4,545           9,866          14,411
  Credit for lease losses                (1,677)         (3,645)         (5,322)
  Provision for dissolution
    expenses                             81,416         176,055         257,471
  Provision for indemnity
    obligations                         175,392         424,608         600,000
                                      ---------     -----------     -----------

                                        352,059         807,594       1,159,653
                                      ---------     -----------     -----------

Net loss                              $(188,090)    $  (447,230)    $  (635,320)
                                      =========     ===========     ===========

Net loss -- General Partner           $  (1,881)    $    (4,472)    $    (6,353)
                                      =========     ===========     ===========

Net loss -- Limited Partners          $(186,209)    $  (442,758)    $  (628,967)
                                      =========     ===========     ===========

Net loss per limited
  partnership unit                    $   (2.95)    $     (3.23)
                                      =========     ===========

Weighted average number of limited
  partnership units outstanding          63,030         136,969
                                      =========     ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000

                                       Liquidating     Continuing
                                         Limited        Limited
                                        Partners        Partners         Total
                                       -----------    -----------     -----------
Revenue:
  Interest income                       $  12,485     $    39,179     $    51,664
  Lease income                              4,292           9,326          13,618
                                        ---------     -----------     -----------

                                           16,777          48,505          65,282
                                        ---------     -----------     -----------
Expenses:
  General Partner's expense
    reimbursement                       $ 287,123     $   623,753     $   910,876
  Professional fees -- litigation          13,038          28,327          41,365
  Professional fees -- other               23,993          52,703          76,696
  Other operating expenses                 14,589          31,698          46,287
  Credit for lease losses                 (21,672)        (48,929)        (70,601)
  Provision for dissolution expenses      117,885         256,115         374,000
                                        ---------     -----------     -----------

                                          434,956         943,667       1,378,623
                                        ---------     -----------     -----------

Net loss                                $(418,179)    $  (895,162)    $(1,313,341)
                                        =========     ===========     ===========

Net loss -- General Partner             $  (4,182)    $    (8,951)    $   (13,133)
                                        =========     ===========     ===========

Net loss -- Limited Partners            $(413,997)    $  (886,211)    $(1,300,208)
                                        =========     ===========     ===========

Net loss per limited
  partnership unit                      $   (6.57)    $     (6.47)
                                        =========     ===========

Weighted average number of limited
  partnership units outstanding            63,030         136,969
                                        =========     ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                     Liquidating    Continuing
                                        Limited      Limited
                                       Partners      Partners       Total
                                     -----------    -----------   ---------
Revenue:
  Interest income                     $  47,258     $ 114,059     $ 161,317
  Lease income                            3,258        10,474        13,732
                                      ---------     ---------     ---------

                                         50,516       124,533       175,049
                                      ---------     ---------     ---------

Expenses:
  General Partner's expense
    reimbursement                     $ 231,622     $ 519,045     $ 750,667
  Professional fees -- litigation        15,589        33,867        49,456
  Professional fees -- other             35,194        82,289       117,483
  Other operating expenses               15,944        34,920        50,864
  Credit for lease losses               (37,569)     (115,194)     (152,763)
                                      ---------     ---------     ---------

                                        260,780       554,927       815,707
                                      ---------     ---------     ---------

Net loss                              $(210,264)    $(430,394)    $(640,658)
                                      =========     =========     =========

Net loss -- General Partner           $  (2,103)    $  (4,304)    $  (6,407)
                                      =========     =========     =========

Net loss -- Limited Partners          $(208,161)    $(426,090)    $(634,251)
                                      =========     =========     =========

Net loss per limited
  partnership unit                    $   (3.30)    $   (3.11)
                                      =========     =========

Weighted average number of limited
  partnership units outstanding          63,030       136,969
                                      =========     =========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 2001

                                            Liquidating     Continuing
                                General       Limited        Limited           Total
                               Partner's     Partners'       Partners'       Partners'
                               & Equity        Equity         Equity          Equity
                               --------     -----------     -----------     -----------
Balance, December 31, 1998     $     --     $ 1,830,031     $ 4,422,640     $ 6,252,671

  Distributions to partners          --        (979,747)     (2,276,383)     (3,256,130)
  Net loss                       (6,407)       (208,161)       (426,090)       (640,658)
  Allocation of General
    Partner's Equity              6,407          (2,103)         (4,304)             --
                               --------     -----------     -----------     -----------

Balance, December 31, 1999           --         640,020       1,715,863       2,355,883
                               --------     -----------     -----------     -----------

  Distributions to partners          --         (33,751)       (373,471)       (407,222)
  Net loss                      (13,133)       (413,997)       (886,211)     (1,313,341)
  Allocation of General
    Partner's Equity             13,133          (4,182)         (8,951)             --
                               --------     -----------     -----------     -----------

Balance, December 31, 2000           --         188,090         447,230         635,320
                               --------     -----------     -----------     -----------

  Net loss                       (6,353)       (186,209)       (442,758)       (635,320)
  Allocation of General
    Partner's Equity              6,353          (1,881)         (4,472)             --
                               --------     -----------     -----------     -----------

Balance, December 31, 2001     $     --     $        --     $        --     $        --
                               ========     ===========     ===========     ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                               For the years ended December 31,
                                          -------------------------------------------
                                              2001            2000            1999
                                          -----------     -----------     -----------
Cash flows from operating activities:
  Net loss                                $  (635,320)    $(1,313,341)    $  (640,658)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets          (515,420)             --              --
    Credit for lease losses                    (5,322)        (70,601)       (152,763)
    Provision for dissolution
      expenses                                257,471         374,000              --
    Provision for indemnity
      obligations                             600,000              --              --
    Changes in assets and liabilities:
      Judgment receivable, net                     --              --         133,435
      Accounts payable and
        accrued expenses                       (5,362)         (1,815)        (19,267)
      Lessee rental deposits                     (997)        (12,159)        (19,556)
      Accrued dissolution expenses           (631,471)             --              --
                                          -----------     -----------     -----------
                                             (936,421)     (1,023,916)       (698,809)
                                          -----------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases               5,322          70,601         163,802
  Distribution of Diverted assets                  --          58,755              --
  Proceeds from sale of Diverted
    assets                                    625,108              --              --
                                          -----------     -----------     -----------
                                              630,430         129,356         163,802
                                          -----------     -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners                --        (407,222)     (3,256,130)
                                          -----------     -----------     -----------

Net decrease in cash and
  cash equivalents                           (305,991)     (1,301,782)     (3,791,137)
Cash and cash equivalents:
  Beginning of year                           905,991       2,207,773       5,998,910
                                          -----------     -----------     -----------
  End of year                             $   600,000     $   905,991     $ 2,207,773
                                          ===========     ===========     ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001

                                         Liquidating    Continuing
                                            Limited      Limited
                                           Partners      Partners       Total
                                         -----------    -----------   ---------
Cash flows from operating activities:
  Net loss                                $(188,090)    $(447,230)    $(635,320)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of diverted
      assets                               (162,460)     (352,960)     (515,420)
    Credit for lease losses                  (1,677)       (3,645)       (5,322)
    Provision for dissolution
      expenses                               81,416       176,055       257,471
    Provision for indemnity
      obligations                           175,392       424,608       600,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       (370)       (4,992)       (5,362)
      Lessee rental deposits                     --          (997)         (997)
      Accrued dissolution expenses         (199,301)     (432,170)     (631,471)
                                          ---------     ---------     ---------
                                           (295,090)     (641,331)     (936,421)
                                          ---------     ---------     ---------

Cash flows from investing activities:
  Principal collections on leases             1,677         3,645         5,322
  Proceeds from sale of Diverted
    assets                                  197,034       428,074       625,108
                                          ---------     ---------     ---------
                                            198,711       431,719       630,430
                                          ---------     ---------     ---------

Net decrease in cash and
  cash equivalents                          (96,379)     (209,612)     (305,991)
Cash and cash equivalents:
  Beginning of year                         271,771       634,220       905,991
                                          ---------     ---------     ---------
  End of year                             $ 175,392     $ 424,608     $ 600,000
                                          =========     =========     =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                         Liquidating    Continuing
                                            Limited      Limited
                                           Partners      Partners          Total
                                         -----------    -----------     -----------

Cash flows from operating activities:
  Net loss                                $(418,179)    $  (895,162)    $(1,313,341)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (21,672)        (48,929)        (70,601)
    Provision for dissolution
      expenses                              117,885         256,115         374,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       (101)         (1,714)         (1,815)
      Lessee rental deposits                 (2,962)         (9,197)        (12,159)
                                          ---------     -----------     -----------
                                           (325,029)       (698,887)     (1,023,916)
                                          ---------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases            21,672          48,929          70,601
  Distribution of Diverted assets            18,519          40,236          58,755
                                          ---------     -----------     -----------
                                             40,191          89,165         129,356
                                          ---------     -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (33,751)       (373,471)       (407,222)
                                          ---------     -----------     -----------

Net decrease in cash and
  cash equivalents                         (318,589)       (983,193)     (1,301,782)
Cash and cash equivalents:
  Beginning of year                         590,360       1,617,413       2,207,773
                                          ---------     -----------     -----------
  End of year                             $ 271,771     $   634,220     $   905,991
                                          =========     ===========     ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                           Liquidating    Continuing
                                             Limited       Limited
                                            Partners       Partners          Total
                                          -----------     -----------     -----------

Cash flows from operating activities:
  Net loss                                $  (210,264)    $  (430,394)    $  (640,658)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (37,569)       (115,194)       (152,763)
    Changes in assets and liabilities:
      Judgment receivable, net                 42,059          91,376         133,435
      Accounts payable and
        accrued expenses                       (3,502)        (15,765)        (19,267)
      Lessee rental deposits                   (6,720)        (12,836)        (19,556)
                                          -----------     -----------     -----------
                                             (215,996)       (482,813)       (698,809)
                                          -----------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases              37,569         126,233         163,802
                                          -----------     -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners          (979,747)     (2,276,383)     (3,256,130)
                                          -----------     -----------     -----------

Net decrease in cash and
  cash equivalents                         (1,158,174)     (2,632,963)     (3,791,137)
Cash and cash equivalents:
  Beginning of year                         1,748,534       4,250,376       5,998,910
                                          -----------     -----------     -----------
  End of year                             $   590,360     $ 1,617,413     $ 2,207,773
                                          ===========     ===========     ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999


NOTE 1 -- ORGANIZATION:

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

On May 31, 1994, the Partnership began its Liquidating Phase, which means that it ceased investing in new leases and began the orderly liquidation of its assets. During 2001, the Partnership completed the final liquidation of all of its assets after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The effective date of the Partnership's liquidation was December 31, 2001. Dissolution activities commenced immediately thereafter and are expected to be completed by mid-2002.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF FINANCIAL STATEMENTS -- The accounting records of the Partnership were maintained to reflect the interests of each of the classes of limited partners (see Note 11). Each class of limited partner was not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner were available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED


The Partnership Agreement also provided that the general partner's equity be allocated to each class of limited partner upon final liquidation of the Partnership. Accordingly, the Statements of Changes in Partners' Equity for periods ended through December 31, 2001 reflected these allocations to each class of limited partner. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners."

       CASH AND CASH EQUIVALENTS -- Cash and cash equivalents at December 31, 2001 was fully committed to funding the liability for accrued indemnity obligations. The balance consisted principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

       DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS -- In the ordinary course of the Partnership's day-to-day operations, there were occasions when the general partner and/or other Datronic Partnerships owed amounts to and from one another. It was the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

       NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT -- Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

       USE OF ESTIMATES -- In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during and among the reporting periods. Actual results could differ from those estimates. Management believes that the amounts recorded for assets and liabilities in the accompanying balance sheets as of December 31, 2000 and 2001 do not differ from those that would be presented on a liquidation basis of accounting.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED


NOTE 3 -- RESIDUAL LEASE BALANCES:

All residual lease balances of the Datronic Partnerships were liquidated in bulk, effective December 1, 2001. Proceeds from the bulk sale were nominal. Residual lease balances as of December 31, 2000 consisted of the Partnership's interest in $855,117 of fully reserved leases. During the three years ended December 31, 2001, the Partnership realized occasional recoveries of cash against these fully reserved balances. These amounts are included in the accompanying statements of income and expense as "Credit for lease losses".

NOTE 4 -- DIVERTED ASSETS:

Diverted Assets at December 31, 2000 consisted of the Partnership's 3.9% interest in the Southwick office building, a seven-story structure located in Schaumburg, Illinois, and $1.4 million of cash generated primarily from the building's operations. These assets were held by DRC Partnership Fund, Inc. (Fund Inc) for the benefit of all of the Partnerships. The Southwick office building was sold in 2001 for $15 million. After payment of sales commissions and other disposal costs of $456,700, Fund Inc received net proceeds of $14.5 million. The Partnership's remaining net book basis in the Diverted Assets represented its share of the building's net realizable value as of March 1993 (the date the building was acquired), less cash distributions paid to the Partnerships from building operations. In December 2001, the net sales proceeds, plus all other cash held by Fund Inc., was distributed to the Datronic Partnerships. Cash distributions to this and the other Datronic Partnerships during the three years ended December 31, 2001 are set forth below:

           Year     All Partnerships     Fund XVII
           ----     ----------------     ---------
           2001      $15,959,000         $625,100
           2000        1,500,000           58,800
           1999               --               --


NOTE 5 -- OTHER ASSETS:

Other assets at December 31, 2000 consisted of the Partnership's share of fully reserved, residual cash held by nominee companies for the benefit of the Partnership. The Partnership's share of this residual cash totaling $7,900 was distributed to the Partnership during 2001.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED


NOTE 6 -- PARTNERS' EQUITY:

Average distributions per unit to the Limited Partners for the years 2001, 2000, and 1999 were:

                              2001       2000       1999
                             ------     ------     ------
                  Class A    $   --     $  .54     $15.54
                  Class B    $   --     $ 2.73     $16.62
                  Class C    $   --     $ 2.64     $14.88

After providing for indemnity escrow funding and dissolution expenses of the Partnership there were no remaining funds available for a 2001 distribution.

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants.

The Partnership began its Liquidating Phase on May 31, 1994. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 11).

At December 31, 2001, 2000, and 1999, there were 63,030 Class A Units, 136,859 Class B Units, 110 Class C Units, and one General Partner Unit outstanding.

The following table summarizes total funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 2001, the date of the Partnership's final liquidation.


                                    Funds         Cumulative
                                   Raised        Distributions
                                 -----------     ------------
                  Class A        $31,515,000     $ 26,243,403
                  Class B         68,429,500       57,854,197
                  Class C             55,000           43,987
                                 -----------     ------------
                  Total          $99,999,500     $ 84,141,587
                                 ===========     ============

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED


NOTE 7 -- LITIGATION:

In May 2001, Edmund J. Lopinski, Jr. filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgment entered against him (approximately $10 million) belonged to him. During the third quarter 2001, the court found Mr. Lopinski's claims to be without merit and issued an order permitting the distribution of the net proceeds to the Partnership's investors.

NOTE 8 -- ACCRUED DISSOLUTION EXPENSES

At December 31, 2000, the Partnership accrued $374,000 ($1.84 million for all Datronic Partnerships) to provide for all expenses pertaining to the Partnership's termination and dissolution. During the second half of 2001, an additional $257,000 provision ($1.22 million for all Datronic Partnerships) was recorded. This additional amount was necessary because of the additional time required to terminate and dissolve the Partnership resulting from the claims filed by Edmund J. Lopinski, Jr. (see Note 7). These provisions were funded by the Partnership as part of the final liquidation process. Dissolution-related expenses include salaries for employees of the general partner who are implementing the dissolution, professional fees, long-term storage costs for legal and business records, and other costs necessary to terminate the Partnership's affairs. The expenses associated with the dissolution activities are included in the 2000 and 2001 Statements of Revenue and Expenses as "Provision for dissolution expenses".

NOTE 9 -- ACCRUED INDEMNITY OBLIGATIONS

During the third quarter 2001, the Partnership recorded a $600,000 provision for indemnity obligations ($2.5 million for all Datronic Partnerships). This amount represents the general partner's estimate of the Partnership's potential expense over the next ten years for its continuing obligation to indemnify the general partner, its officers, directors, and employees (collectively "indemnitees"). The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED


administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

The indemnity obligation provides for any currently uninsured, unasserted claims that may be asserted after the Partnership is terminated and dissolved. The general partner determined that the cost of maintaining ongoing accounting and investor records and maintaining interest in the indemnity fund during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance at the end of ten years will be donated to charity.

NOTE 10 -- PARTNERSHIP MANAGEMENT:

LRC directly managed the day-to-day operations of the Datronic Partnerships. The cost of these services was allocated to each partnership based on the level of services performed for each partnership. These expenses were reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 11) and are included in "General Partner's expense reimbursement". All expenses incurred by the Partnership or on its behalf subsequent to June 30, 2001 have been provided for in the Provisions for dissolution expenses (see Note 8).

NOTE 11 -- PARTNERSHIP AGREEMENT:

Since 1993 there were three classes of Limited Partners as described below.

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED



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

Effective May 31, 1994, the Partnership entered its Liquidating Phase whereby it ceased making New Investments and the General Partner began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves were to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements was distributed to the partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies was apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions were paid to each Limited Partner within each class based on the ratio of their positive Capital Account balance to total capital for that class. The distribution paid to Limited Partners in June 2000 represented the final liquidating distribution.

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

                    DATRONIC EQUIPMENT INCOME FUND XVII, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS -- CONCLUDED


The following summarizes the total of all payments to LRC during the three years ended December 31, 2001 for expense reimbursements:

                    Total expense       Partnership's
     Year           Reimbursement           Share
     ----           -------------       -------------
     1999            $4,057,634           $750,667
     2000            $4,485,939           $910,876
     2001            $4,509,847           $890,204

Payments for 2000 includes $1.3 million (Partnership's share $303,000) of insurance premiums associated with the final wrap up of the Partnership affairs and its dissolution.

Payments for 2001 include expenses for the first and second quarter 2001 of $258,733 ($1.45 million for all Partnerships) plus funding of the 2000 and 2001 provisions for dissolution expenses totaling $631,471 ($3.06 million for all Partnerships). (See Note 8).

NOTE 12 -- INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 2001.

                                          Liquidating   Continuing
                               General      Limited       Limited
                               Partner      Partner       Partner         Total
                               -------    -----------   ----------     ---------
Net loss per accompanying
  Statement                    $(6,353)    $(186,209)    $(442,758)    $(635,320)
Provision for Class Counsel
  fees and expenses, net            --        (3,923)       (8,652)      (12,575)
Excess of book versus tax
  basis on the sale of
  Diverted and other assets     (2,204)      (68,756)     (149,412)     (220,372)

Other, net                       1,821        57,939       122,353       182,113
                               -------     ---------     ---------     ---------

Loss for Federal income tax
 purposes in total             $(6,736)    $(200,949)    $(478,469)    $(686,154)
                               =======     =========     =========     =========

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 for the sole purpose of acting as the general partner for each of the Datronic Partnerships and became general partner in 1993. LRC has a nominal net worth.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. It is anticipated that LRC will liquidate and dissolve following the completion of all activities associated with the liquidation and dissolution of the Datronic Partnerships. This will occur in 2002.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                  Director
      Name                    Position and Office                      Age
----------------------        -------------------                      ---
Donald D. Torisky             Chairman of the Board and
                              Chief Executive Officer                   63

Arthur M. Mintz               Vice-Chairman and General Counsel         65

Jeffrey T. McReynolds         Vice President, Chief Financial
                              Officer, Secretary and Director           47

Scott E. Newlund              Vice President and Director               49


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

Mr. McReynolds has served as Vice President, Chief Financial Officer, Secretary and board member of LRC since June 2000. Previously, since March of 1993 he served as Vice President and Controller of LRC. He served as controller of Datronic Rental Corporation from 1991 to April 1993. Prior to June 1991, Mr. McReynolds served as Chief Financial Officer of Morgan Marshall Industries during 1990 and 1991 and held a variety of financial management positions with Storage Technology Corporation and Price Waterhouse since 1976. Mr. McReynolds graduated from the University of Massachusetts in 1976 with a B.B.A., is a certified public accountant and is a past president of the Financial Executives Institute -- Chicago Chapter.

Mr. Newlund has served as Vice President of LRC from January 1998 to the present and board member since June 2000. He served as President of Personal Computer Rental Corporation from April 1997 to December 1997. Mr. Newlund served as Vice President of Operations of LRC from March 1993 to April 1997. Mr. Newlund was with Ameritech Credit Corporation in Rolling Meadows, Illinois from August 1985 to February 1993, and held various positions, including Vice President of Operations. Mr. Newlund graduated from Ball State University in 1974.

Any change in the compensation of a director of LRC must be approved by the other three non-interested members of the Board of Directors.

ITEM 11 -- MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 11 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC for 2001 was as follows:

     Chairman of the
     Board and Chief                                      All Other
     Executive Officer       Salary       Bonus         Compensation(b)
     -----------------       ------       -----         ------------
Donald D. Torisky      $260,000           $60,000(a)       3,400(c)

(a)    Bonus for 2001 was paid in January 2002.

(b) Information concerning Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

(c) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 2001.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements was 19.74%

It is anticipated that Mr. Torisky's total cash compensation for 2002 for services rendered in connection with the liquidation and dissolution of the Datronic Partnerships will approximate $140,000.

The compensation of the other three highest compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Financial Statements

              See index to Financial Statements included in Item 8 of this report.


       (2)    Financial Statement Schedules

              None.

       (3)    Exhibits

              None.

(b)    Reports on Form 8-K

              None.

(c)    Exhibits

       (2) The Partnership's plan of liquidation is in accordance with its Partnership Agreement, as amended, which is already on file.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Notes 8, 10 and 11 to the Partnership's financial statements included in Item 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

          DATRONIC EQUIPMENT INCOME FUND XVII, L.P.

March 28, 2002      By: Lease Resolution Corporation,
                        General Partner

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

By:  /s/ Jeffrey T. McReynolds                                March 28, 2002
    -------------------------------------
    Jeffrey T. McReynolds
    Director, Chief Financial Officer,
    (and Principal Accounting Officer)
    Lease Resolution Corporation,
    General Partner of Datronic
    Equipment Income Fund XVII, L.P.


By: /s/ Arthur M. Mintz                                       March 28, 2002
    -------------------------------------
    Arthur M. Mintz
    Vice-Chairman and General Counsel,
    Lease Resolution Corporation,
    General Partner of Datronic
    Equipment Income Fund XVII, L.P.


By: /s/ Scott E. Newlund                                      March 28, 2002
    -------------------------------------
    Scott E. Newlund
    Director,
    Lease Resolution Corporation,
    General Partner of Datronic
    Equipment Income Fund XVII, L.P.


By: /s/ Donald D. Torisky                                     March 28, 2002
    -------------------------------------
    Donald D. Torisky
    Chairman and Chief Executive Officer,
    Lease Resolution Corporation,
    General Partner of Datronic
    Equipment Income Fund XVII, L.P.